Form 10QSB
period 2001-03-31
HISTORICAL AUTOGRAPHED USA INC
filed 2001-05-21
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File No. 000-32603

                       Historical Autographs U.S.A.. Inc.
                 (Name of Small Business Issuer in its charter)

         Nevada                                              91-1955323
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization              Identification No.)

                          516 W. Sprague Ave., WA 99201
                    (Address of principal executive offices)

                                 (509) 744-8590
                 (Issuer's Telephone Number Including Area Code)

                --------------------------------------------------
               (former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  x   No
                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock                  Outstanding at May 15, 2001
-----------------------------------                  ---------------------------
Common Stock, $0.001 par value                                 585,000


           Transitional Small Business Disclosure Format (check one):
                                Yes       No  x
                                    ---      ---

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2001

                       Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               March 31, 2001 (unaudited) and
                December 31, 2000 (audited)                                   3

               Condensed Statements of Operations                             4
               Three Months ended March 31, 2001 and 2000

               Condensed Statements of Cash Flows                             5
               Three Months ended March 31, 2001 and 2000

               Statement of Shareholders' Equity                              6

               Notes to Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis or Plan of Operation     10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

PART II

     Item 1.   Legal Proceedings                                             12
     Item 2.   Change in Securities                                          12
     Item 3.   Defaults Upon Senior Securities                               12
     Item 4.   Submission of Matters to a vote of Security Holders           12
     Item 5.   Other Information                                             13
     Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURE PAGE                                                               14

ITEM 1.  FINANCIAL STATEMENTS

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS






                                                   March 31, 2001  December 31,
                                                     (unaudited)       2000
                                                     -----------   -----------

ASSETS

  CURRENT ASSETS
     Cash                                            $     8,437   $       414
     Inventory                                            80,170        87,270
                                                     -----------   -----------
        Total Current Assets                              88,607        87,684
                                                     -----------   -----------

  TOTAL ASSETS                                       $    88,607   $    87,684
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Sales tax payable                               $         -   $        49
     Accrued rent                                            900             -
     Accounts payable                                      2,154             -
                                                     -----------   -----------
        Total Current Liabilities                          3,054            49
                                                     -----------   -----------

  LONG-TERM LIABILITIES
     Loans payable                                           620           620
                                                     -----------   -----------
        Total Long-Term Liabilities                          620           620
                                                     -----------   -----------

  COMMITMENTS AND CONTINGENCIES                                -             -
                                                     -----------   -----------

  STOCKHOLDERS' EQUITY
     Preferred stock, 5,000,000 shares authorized,
       $0.001 par value; no shares issued and
       outstanding                                             -             -
     Common stock, 25,000,000 shares authorized,
       $0.001 par value; 585,000 shares issued and
       outstanding                                           585           585
     Additional paid-in-capital                           89,415        89,415
     Accumulated deficit                                  (5,067)       (2,985)
                                                     -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                        84,933        87,015
                                                     -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    88,607   $    87,684
                                                     ===========   ===========

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS


                                                    Ended        Ended
                                                   March 31,    March 31,
                                                     2001         2000
                                                 (unaudited)   (unaudited)
                                                 -----------   -----------
SALES                                            $    12,263   $    70,250

COST OF GOODS SOLD                                     7,100        58,630
                                                  ----------   -----------

GROSS PROFIT                                           5,163        11,620
                                                  ----------   -----------


EXPENSES
          Marketing                                      120           160
          Rent                                           900           600
          General and administrative                   1,042           557
          Professional fees                            3,608           710
          Stock transfer fees                          1,475         1,200
          Commissions                                      -           915
                                                  ----------   -----------
               TOTAL EXPENSES                          7,145         4,142
                                                  ----------   -----------

INCOME (LOSS) FROM OPERATIONS
                                                      (1,982)        7,478

OTHER INCOME (EXPENSE)
          Interest income (expense)                     (100)          846
                                                  ----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                     (2,082)        8,324

INCOME TAXES                                               -             -
                                                  ----------   -----------

NET INCOME (LOSS)                                 $   (2,082)  $     8,324
                                                  ==========   ===========

          NET INCOME (LOSS) PER COMMON SHARE,
               BASIC AND DILUTED                  $      nil   $      0.01
                                                  ==========   ===========

          WEIGHTED AVERAGE NUMBER OF
               COMMON STOCK SHARES
               OUTSTANDING, BASIC AND DILUTED        585,000       585,000
                                                  ==========   ===========

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                             STATEMENT OF CASH FLOWS





                                                   Three Months   Three Months
                                                      Ended           Ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                    (unaudited)    (unaudited)
                                                    -----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                             $    (2,082)    $   8,324
      Adjustments to reconcile net income (loss)
           to net cash provided (used) by
           operating activities:
      Change in inventory                                 7,100       (21,775)
      Increase (decrease) in accrued rent                   900          (800)
      Increase in commissions payable                         -           915
      Increase in accounts payable                        2,105             -
                                                    -----------     ---------
Net cash provided (used) in operating activities          8,023       (13,336)
                                                    -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                          -             -
                                                    -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from stock subscription receivable             -        17,100
                                                    -----------     ---------

Net cash provided by financing activities                     -        17,100
                                                    -----------     ---------

Change in cash                                            8,023         3,764

Cash, beginning of period                                   414            75
                                                    -----------     ---------

Cash, end of period                                 $     8,437     $   3,839
                                                    ===========     =========

Supplemental cash flow disclosures:

 Interest paid                                      $       100     $       -
                                                    ===========     =========
 Income taxes paid                                  $         -     $       -
                                                    ===========     =========


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY





                                  Common Stock
                               -----------------  Additional                                  Total
                                 Number            Paid-in    Subscriptions  Accumulated  Stockholders'
                               of Shares  Amount   Capital      Receivable     Deficit       Equity
                               ---------  ------  ----------  -------------  -----------  -------------
Balance, December 31, 1999       585,000  $  585  $   89,415  $     (17,100) $    (8,245) $      64,655


  Stock subscription paid              -       -           -         17,100            -         17,100

Net income for the year ending
      December 31, 2000                -       -           -              -        5,260          5,260
                               ---------  ------  ----------  -------------  -----------  -------------


Balance, December 31, 2000       585,000     585      89,415              -       (2,985)        87,015

                               ---------  ------  ----------  -------------  -----------  -------------
Net Loss for the three months
    ending March 31, 2001              -       -           -              -       (2,082)        (2,082)
                               ---------  ------  ----------  -------------  -----------  -------------

Balance, March 31, 2001
    (unaudited)                  585,000  $  585  $   89,415  $           -  $    (5,067) $      84,933
                               =========  ======  ==========  =============  ===========  =============

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2001




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Historical Autographs U.S.A., Inc. (hereinafter "the Company") was incorporated on February 1, 1999 under the laws of the State of Nevada for the purpose of operating retail outlets for signed memorabilia. The Company maintains a retail business outlet in Spokane, Washington and also offers its products online. The Company's fiscal year-end is December 31.


NOTE 2 - ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for cash, and accrued liabilities approximate their fair value.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Derivative Instruments
----------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
---------------------------------

either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------

Inventories are accounted for using the actual cost, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage of its inventory.

Basic and Diluted Earnings Per Share
------------------------------------

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.

Revenue and Cost Recognition.
----------------------------

Revenues from retail sales are recognized at the time the products are delivered.

Advertising Costs
-----------------

Advertising costs are expensed when incurred.

Compensated Absences
--------------------

The Company does not offer paid vacation or personal time to its employees. Accordingly, there is no related accrual of expenses.

Provision for Taxes
-------------------

At March 31, 2001, the Company had a net operating loss of approximately $5,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses. The Company, for income tax purposes, is an affiliated company with APD Antiquities, Inc. Affiliated companies share tax brackets, write-off limits, and elections. These items are reflected in the Company's tax returns as filed with the Internal Revenue Service.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2001, the Company had a net loss of $2,082 and an accumulated deficit of $5,067 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management has plans to seek additional capital through sales of the Company's stock.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Going Concern (continued)
------------------------

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Interim Financial Statements
----------------------------

These interim financial statements as of March 31, 2001 have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the reporting period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued. The Company has 25,000,000 shares of common stock authorized. After the initial issuance of 500,000 shares of common stock to officers and directors for $5,000 in cash, subsequent issuances of common stock were 67,900 shares for cash at $1.00 per share and 17,100 shares at $1.00 per share for subscriptions receivable, which were paid in January of 2000. There have been no other shares issued since this date. All shares of stock are non-assessable, non-cumulative, with no preemptive rights.

NOTE 4 - STOCK OPTION PLAN

The Company has a stock option plan, which was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of March 31, 2001. The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------

The Company has a month-to-month rental agreement for office space in Spokane, Washington through March 2002. The monthly rent is $300.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of March 31, 2000 and the date of this report, the Company has five hundred eighty five thousand shares (585,000) shares of its $0.001 par value common voting stock issued and outstanding.

     The Company is an e-Commerce firm engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others.

     The Company's executive offices are located at 516 W. Sprague Ave., Spokane, WA 99201 and its telephone and facsimile numbers are (509) 744-8590 and
(509) 623-0121, respectively.

(a)  Plan of Operation:

     Forward-Looking Statements
     --------------------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10-SB filed April 26, 2001 which includes financial statements for the year ended December 31, 2000. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and future acquisitions of telecommunications, computer related or other cash flow business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The Company has a limited  operational history and from inception (February
1999) has generated limited revenues. The Company has financed its operations during its initial operational stage from the sale of its common stock.

Current Status and Operations

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $80,170 at March 31, 2001, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are
primarily         facilitated         through        our        web        site:
http://www.historical-autographs.com.

     Marketing efforts principally target individuals who appreciate or collect antiques, paintings, lithographs, other works of art and collectibles, but who may not be aware of the availability of historical documents for purchase. In addition, autograph and document collectors, consignment to auction houses, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for historical documents displayed in aesthetically pleasing presentations. The Company has two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Upon accessing the site, interested parties are able to read about the Company, browse the majority of inventory items and place orders. Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on autograph and document collectors, consignment to auction houses, interior decorators, home designers, private clients and corporations.

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $5,067. For the quarter ended March 31, 2001, the Company had a net loss of $2,082 on gross revenues of $12,263. As of March 31, 2001, the Company had cash of $8,437 and resale inventories of $80,170 for total assets of $88,607.

     Management  believes  that  the  Company  could,  potentially,   experience
negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc. If the Company needs to raise additional capital in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds may be raised through the issuance of equity or convertible debt securities. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on our ability to incur debt. Accordingly, the Company could incur significant amounts of debt to finance its operations. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

     Management believes that our future growth and success will depend on our ability to find additional products and suppliers whose documents will be sold over the Internet, and to find customers for these products. Management plans to continually evaluate potential products to determine what additional products or enhancements may be required in order to be competitive in the Internet marketplace.

     Due to our limited operating history, our financial statements are not indicative of anticipated revenues that may be attained or expenditures that may be incurred by the Company in future periods. Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

Liquidity and Capital Resources

     Historical Autographs U.S.A., Inc. has limited assets. As of March 31, 2001, our assets consisted of cash of $8,437 and resale inventories of $80,170 for total assets of $88,607. Our officers own the computer equipment the Company utilizes. The Company has had minimal operations and very limited revenues. From inception the Company accumulated an operating deficit of $5,067. For the quarter ended March 31, 2001, the Company had a net loss of $2,082 on gross revenues of $12,263. In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in

March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock at a price of $1.00 per share. Management believes that the initial capital funds raised will cover our capital needs until approximately April 1, 2002.

     Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

     For the quarter ending March 31, 2001, the Company reported a gross profit of $5,163 on sales of $12,263 compared to sales of $70,250 with a gross profit of $11,620 in the quarter ended March 31, 2000. The Company incurred Operating Expenses of $7,145 in the quarter ended March 31, 2001, an increase of $3,003 from the quarter ending March 31, 2000, when the Company incurred similar expenses totaling $4,142. The Company's Quarter ended March 31, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with the Company's Form 10-SB filed April 26, 2001, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of the date hereof, all the Company's debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     No non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2. CHANGE IN SECURITIES.

     In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock to unaffiliated persons at a price of $1.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION:

     On April 26, 2001 the Company filed its initial Form 10-SB 12(b) with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  The Company filed the following reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                       HISTORICAL AUTOGRAPHS U.S.A.. INC.

Date:   May 21, 2001                   By:    /s/ Raymond Kuh
                                          --------------------------------------
                                          Raymond Kuh, President and
                                          Chief Executive Officer