Form 10QSB
period 2001-09-30
HISTORICAL AUTOGRAPHS USA INC
filed 2001-11-14
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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

                               Yes     x          No
                                    ------           ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at November 13, 2001
-----------------------------------             --------------------------------
Common Stock, $0.001 par value                               585,000

           Transitional Small Business Disclosure Format (check one):
                               Yes               No    x
                                   ------           -------

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2001

                       Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               September 30, 2001 (unaudited)
               and December 31, 2000 (audited)                                3

               Condensed Statements of Operations                             4
               Three Months ended September 30, 2001 and 2000  and
               Nine Months ended September 30, 2001 and 2000

               Condensed Statements of Cash Flows                             5
               Nine Months ended September 30, 2001 and 2000

               Notes to Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis or Plan of Operation     10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    14

PART II

     Item 1.   Legal Proceedings                                             14
     Item 2.   Change in Securities                                          14
     Item 3.   Defaults Upon Senior Securities                               14
     Item 4.   Submission of Matters to a vote of Security Holders           14
     Item 5.   Other Information                                             14
     Item 6.   Exhibits  and Reports on Form 8-K                             14

SIGNATURE PAGE                                                               15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS


                                                                        September 30,   December 31,
                                                                            2001            2000
                                                                         (unaudited)
                                                                        -------------   ------------
ASSETS
------

     CURRENT ASSETS
          Cash                                                          $       9,877   $        414
          Inventory                                                            75,840         87,270
                                                                        -------------   ------------
              Total Current Assets                                             85,717         87,684
                                                                        -------------   ------------

TOTAL ASSETS                                                            $      85,717   $     87,684
                                                                        =============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     CURRENT LIABILITIES
          Accounts payable                                              $         332   $          -
          Accrued rent                                                          1,800              -
          Commissions payable - related party                                   2,928              -
          Sales tax payable                                                       920             49
          Loan payable                                                            300            620
          Accrued interest                                                         26              -
                                                                        -------------   ------------
              Total Current Liabilities                                         6,306            669
                                                                        -------------   ------------

     COMMITMENTS AND CONTINGENCIES                                                  -              -
                                                                        -------------   ------------

     STOCKHOLDERS' EQUITY
          Preferred stock, 5,000,000 shares authorized,
              $0.001 par value; no shares issued and outstanding                    -              -
          Common stock, 25,000,000 shares authorized,
              $0.001 par value; 585,000 shares issued and outstanding             585            585
          Additional paid-in-capital                                           89,415         89,415
          Accumulated deficit                                                 (10,589)        (2,985)
                                                                        -------------   ------------
          TOTAL STOCKHOLDERS' EQUITY                                           79,411         87,015
                                                                        -------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      85,717   $     87,684
                                                                        =============   ============



                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS


                                                 Three Months   Three Months    Nine Months   Nine Months
                                                    Ended           Ended          Ended         Ended
                                                 September 30,  September 30,  September 30,  September 30,
                                                     2001           2000            2001          2000
                                                 (unaudited)    (unaudited)     (unaudited)   (unaudited)
                                                 -------------  ------------   -------------  -------------
SALES                                            $     15,898   $      8,250   $      48,760  $      84,850

COST OF GOODS SOLD                                      9,950          7,730          32,863         67,860
                                                 ------------   ------------   -------------  -------------

GROSS PROFIT                                            5,948            520          15,897         16,990
                                                 ------------   ------------   -------------  -------------

EXPENSES
     Marketing                                            307             40             547            360
     Rent                                                 900            600           2,700          1,800
     General and administrative                            79              4             180            800
     Legal and accounting                               3,487              -          14,054            500
     Consulting                                            58            872           1,387            872
     Stock transfer and resident agent fees                65              -           1,540          1,410
     Commissions                                        2,928          3,300           2,928          4,215
                                                 ------------   ------------   -------------  -------------
               Total Expenses                           7,824          4,816          23,336          9,957
                                                 ------------   ------------   -------------  -------------

INCOME (LOSS) FROM OPERATIONS                          (1,876)        (4,296)         (7,439)         7,033

OTHER INCOME (EXPENSE)
     Interest income                                        -              -               -            846
     Interest expense                                       -              -            (165)             -
                                                 ------------   ------------   -------------  -------------
               Total Other Income (Expense)                 -              -            (165)           846
                                                 ------------   ------------   -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                      (1,876)        (4,296)         (7,604)         7,879

INCOME TAXES                                                -              -               -              -
                                                 ------------   ------------   -------------  -------------

NET INCOME (LOSS)                                $     (1,876)  $     (4,296)  $      (7,604) $       7,879
                                                 ============   ============   =============  =============

  NET INCOME (LOSS) PER COMMON SHARE,
     BASIC AND DILUTED                           $        nil   $      (0.01)  $       (0.01) $        0.01
                                                 ============   ============   =============  =============

  WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES
     OUTSTANDING, BASIC AND DILUTED                   585,000        585,000         585,000        585,000
                                                 ============   ============   =============  =============


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS



                                                         Nine Months    Nine Months
                                                            Ended          Ended
                                                        September 30,  September 30,
                                                             2001           2000
                                                         (unaudited)    (unaudited)
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                 $      (7,604) $       7,879
      Adjustments to reconcile net income (loss)
          to net cash provided (used) by
          operating activities:
      Decrease (increase) in inventory                         11,430        (13,570)
      Increase (decrease) in accrued rent                       1,800              -
      Increase in accounts payable                                332              -
      Increase in sales tax payable                               871              -
      Increase in interest payable                                 26              -
      Increase in commissions payable                           2,928              -
                                                        -------------   ------------
Net cash provided (used) in operating activities                9,783         (5,691)
                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -              -
                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in loans payable                                  (320)             -
      Proceeds from stock subscription receivable                   -         17,100
                                                        -------------   ------------
Net cash provided (used) by financing activities                 (320)        17,100
                                                        -------------   ------------

Change in cash                                                  9,463         11,409

Cash, beginning of period                                         414             75
                                                        -------------   ------------

Cash, end of period                                     $       9,877   $     11,484
                                                        =============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                           $           -   $          -
                                                        =============   ============
Income taxes paid                                       $           -   $          -
                                                        =============   ============

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                               September 30, 2001

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

Accounting  Method
------------------

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2001, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for cash, payables and accrued liabilities approximate their fair value.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Derivative Instruments
----------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

----------------------------------

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------

Inventories are accounted for using the actual cost, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage of its inventory.

The Company presently has no inventory on consignment at September 30, 2001 or at December 31, 2000 and 1999. In the future, if the Company consigns inventory it will retain title and will maintain insurance on the inventory, until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Although the Company does not provide a written warranty on its items sold, the Company will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic. In a majority of instances, the Company receives a certificate of authenticity for documents (items) purchased from its vendors and is reasonably assured as to the provenance of its products. Since inception, the Company has made no refunds for the sale of any non-authentic items nor has the Company received any claims or notice of prospective claims relating to such items. Accordingly, the Company has not established a reserve against forgery or nonauthenticity.

If a product proves not to be authentic, a full refund is given to the purchaser and a charge against sales and related costs is recorded.

Advertising Costs
-----------------

Advertising costs, including costs for direct mailings, are expensed when incurred.

Compensated Absences
--------------------

The Company does not offer paid vacation or personal time to its employees. Accordingly, there is no related accrual of expenses.

Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each yearend. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $2,120 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company had net operating loss carryforwards of approximately $10,550 which expire in the years 2019 through 2021.

Web Site Development
--------------------

An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company had not incurred any web site development costs.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2001, the Company has a year-to-date net loss of $7,604, an accumulated deficit of $10,589 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management has plans to seek additional capital through sales of the Company's stock.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Interim Financial Statements
----------------------------

The interim financial statements as of September 30, 2001 have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the reporting period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
-------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No.

131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements

Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued. The Company has 25,000,000 shares of common stock authorized. Upon incorporation, the Company issued 500,000 shares of common stock to officers and directors for $5,000 in cash. During 1999, the Company issued 67,900 shares of common stock for cash at $1.00 per share and 17,100 shares at $1.00 per share for subscriptions receivable, which were paid in January of 2000. All shares of preferred and common stock are non-assessable and non-cumulative. Common stock has no preemptive rights.

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of September 30, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------

The Company has a rental agreement for office space in Spokane, Washington through March 2002. The minimum monthly rent is $300.

NOTE 6 - LOAN PAYABLE

There is a loan payable outstanding at September 30, 2001 for an amount of $300. It is unsecured, payable upon demand and non-interest bearing. Interest was imputed at the historical discount rate in effect at the time the loan was initiated, which was 5%.

At December 31, 2000, there was a loan outstanding to an officer of the Company in the amount of $320. The amount was repaid during the quarter ended September 30, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of September 30, 2001 and the date of this report, the Company has five hundred eighty five thousand shares (585,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

(a)   Plan of Operation:

         FORWARD-LOOKING STATEMENTS
         --------------------------

The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10-SB and Amendment No. 1 thereto which includes audited financial statements for the year ended December 31, 2000. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects, "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

Current Status and Operations

Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $75,840 at September 30, 2001, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

Marketing efforts principally target individuals who appreciate or collect antiques, paintings, lithographs, other works of art and collectibles, but who may not be aware of the availability of historical documents for purchase. In addition, autograph and document collectors, consignment to auction houses, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for historical documents displayed in aesthetically pleasing presentations. The Company's primary marketing strategy is a direct sales approach via an internet retail site. Upon accessing the site, interested parties are able to read about the Company, browse the majority of inventory items and place orders.

From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $10,589. For the quarter ended September 30, 2001, the Company had a net loss of $7,604 on gross revenues of $48,760. As of September 30, 2001, the Company had cash of $9,877 and resale inventories of $75,840 for total assets of $85,717.

Management believes that the Company could, potentially, experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc. If the Company needs to raise additional capital in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds may be raised through the issuance of equity or convertible debt securities. If equity or convertible debt securities are issued, the percentage ___ ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on our ability to incur debt. Accordingly, the Company could incur significant amounts of debt to finance its operations. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Autographs U.S.A., Inc. has limited assets. As of September 30, 2001, our assets consisted of cash of $9,877 and resale inventories of $75,840 for total assets of $85,717. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $6,306, with available working capital at $79,411. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $10,589. For the nine months ended September 30, 2001, the Company had a net loss of $7,439 on gross revenues of $48,760. In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock at a price of $1.00 per share. Management believes that the initial capital funds raised will cover our anticipated capital needs until approximately April 1, 2002.

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

For the quarter ending September 30, 2001, the Company reported a net loss of $1,876 on gross revenues of $15,898 with gross profit on sales of $5,948 compared to sales of $8,250, a gross profit of $520 and a net loss of $4,296 in the quarter ended September 30, 2000. The Company incurred Operating Expenses of $7,824 in the quarter ended September 30, 2001, an increase of $3,008 from the quarter ending September 30, 2000, when the Company incurred similar expenses totaling $4,296. The major difference in the two periods being attributable to legal and accounting costs of $3,487 related to registration as a public company which were incurred in the nine months ended September 30, 2001. The Company's Quarter ended September 30, 2001 financial ___ statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

For the nine months ending September 30, 2001, the Company reported a net loss of $7,604 on gross revenues of $48,760 with gross profit on sales of $15,897 compared to sales of $84,850, a gross profit of $16,990 and net income of $7,033 in the quarter ended September 30, 2000. The Company incurred Operating Expenses of $23,336 in the nine months ended September 30, 2001, an increase of $13,379 from the quarter ending September 30, 2000, when the Company incurred similar expenses totaling $9,957. The major difference in the two periods being attributable to legal and accounting costs of $14,054 related to registration as a public company which were incurred in the nine months ended September 30, 2001. The Company's Quarter ended September 30, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with the Company's Form 10-SB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

ITEM 2.  CHANGE IN SECURITIES.    NONE

ITEM 3.  Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION:

On September 17, 2001 the Company filed its initial Form 10-SB 12(b) with the Securities and Exchange Commission. On November 1, 2001 the Company filed Amendment No. 1 to Form 10-SB 12(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------
None.

(b)      The Company filed the following reports on Form 8-K:

None.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                          HISTORICAL AUTOGRAPHS U.S.A.. INC.

Date:   November 13, 2001                 By:    /s/ Raymond Kuh
                                             -----------------------------------
                                               Raymond Kuh, President and
                                               Chief Executive Officer