Form 10KSB
period 2001-12-31
HISTORICAL AUTOGRAPHS USA INC
filed 2002-04-15
CIK 1138862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-32603

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
            (Name of Small Business Issuer Specified in Its Charter)



                  Nevada                                     91-1955323
                  ------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


   516 W. Sprague Ave., Spokane, WA                            99201
   --------------------------------                            -----
(Address of principal executive offices)                    (Zip Code)


         Issuer's telephone number (including area code): (509) 744-8590

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.   [X] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year: $74,273.

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant (85,000 shares) as of March 31, 2002 was approximately $85,000 based upon $1.00 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

The Registrant had 585,000 shares of Common Stock outstanding as of March 31, 2002.

Documents Incorporated by Reference: None

                                     PART I

Item 1. Description of Business

Business Development
--------------------

Historical Autographs U.S.A., Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on February 1, 1999.

Historical Autographs U.S.A., Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Most of the documents were written or executed by persons now deceased however, a number were written or executed by persons still living, particularly in the entertainment, sports and political arenas. As of December 31, 2001 our inventory consists of nine different documents, with an inventory cost of $77,721, including photographs and signatures of entertainers; letters, documents and signatures of political figures; letters and signatures of scientists; and, signatures of historic sports figures. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

Our marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, other works of art and collectibles, but who may not be aware of the availability of historical documents for purchase. In addition, autograph and document collectors, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for historical documents displayed in aesthetically pleasing presentations.

Documents sold are preserved and protected as works of art in accordance with the standards established for archival preservation. By utilizing museum quality encapsulation materials, matting and protective coverings that are characteristically acid-free, and by taking other steps, the longevity of the documents is ensured. Documents are generally framed with a picture of the signatory, biographical and historical literature about the signatory and, in some cases, with memorabilia related to the documents.

Inventory of Documents Owned
----------------------------

We purchase documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be our main sources of inventory. We hope to create a brand synonymous with a large selection including a wide variety of document types from well-known individuals, both historic and contemporary. Other than this general mission, we have no established criterion or procedures for selecting merchandise.

In order to catalogue our inventory, we utilize a computerized inventory control system. The computer system allows our sales staff to quickly identify each and every document in inventory. This system also allows the staff to obtain brief descriptions of the documents. In addition, our sales staff can obtain digital images of the documents from our web site to exhibit to customers.

Clientele
---------

Our marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, other works of art and collectibles, but who may not be aware of the availability of historical documents for purchase. In addition, autograph and document collectors, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for historical documents displayed in aesthetically pleasing presentations.

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our Corporate Headquarters, we have contracted with a local Web Designer and Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the majority of inventory items and place orders. Currently, twelve of our pieces can be viewed in our gallery at http://www.historical-autographs.com/gallery.htm. Utilizing the Internet has allowed us to market historical documents on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site.

Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on autograph and document collectors, interior decorators, home designers, private clients and corporations. This marketing effort is aimed at attracting persons who have not necessarily had an awareness of the existence of historical documents available for private sale. At the present time, management has agreed upon a plan concerning our direct sales approach. In this regard, we will need to undertake an assessment of local and national business and social demographics. Our demographic research will focus on autograph and document collectors, interior decorators, home designers, private clients and corporations. When we are in a position to conduct this research we will seek the services of a marketing/public relations firm. We are uncertain, at this time, which local or national firm we will secure to undertake such a demographic study. Due to capital constraints, we cannot implement our proposed direct sales approach at this time.

For the year ended December 31, 2001, the Company sold fourteen documents with an average single document sales price of approximately $5305.

Certificates of Authenticity
----------------------------

Documents in our inventory are frequently acquired with guarantees from the sellers. In order to verify authenticity the Company may also: (a) utilize information provided by the seller as to a documents transfer of ownership; (b) subject the documents to our own expert examination; (c) employ outside experts available to it to examine the documents; or (d) use other means.

We honor the Certificates of Authenticity provided by our vendors. Therefore, we have an obligation to refund to the customer the purchase price paid if any document is proven non-authentic. Should our determination of authenticity of documents be erroneous, we would, as a consequence, likely suffer a loss unless redress by the Company against the seller of the documents could be obtained. We do not carry any insurance and are currently not aware of any entity that would offer or underwrite such insurance at commercially reasonable rates to protect us against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity. Currently, there are no claims against us and there have been no claims made against the Company pursuant to the Certificates of Authenticity. Accordingly, we have not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.

Competition
-----------

We do not regard the business of marketing historical documents as a definable industry. There are a great number of dealers of historical documents, many of which are only part-time operators, many are located in homes without any established commercial location and many are located in commercial office buildings or have retail space in metropolitan areas. We compete primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in historical documents. In addition, certain department stores and other retail outlets offer framed documents, usually as part of an overall effort to market antiques and other specialty items.

In the past several years, many autograph dealers have either closed their retail gallery operations and/or are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are re-merchandising for middle-market masses as the consumer looks for warehouse shopping. When acquiring documents, Historical Autographs U.S.A., Inc. competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families. In the event prices for historical documents increase materially, our ability to acquire documents and, in turn, our ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of our 30-document inventory would be positively affected.

There is no assurance that we will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with us in the same manner or in a more favorable format than that of the Company.

The market for selling historical documents over the Internet is relatively new, rapidly evolving and competitive. We expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar historical documents, letters, photographs, and memorabilia over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand. There can be no assurance that we will be able to compete successfully against current and future competitors.

As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our web site. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

Seasonal Business
-----------------

The nature of the business in which the Company engages is not seasonal.

Employees
---------

As of December 1, 2001, the Company had 2 part time employees, including it executive officers, Mr. Kuh and Ms. Swank. Mr. Kuh is currently employed by Walsh & Associates a small firm specializing in patent, trademark, copyright and other intellectual property law. Ms. Swank is not employed by any other outside business at this time. Historical Autographs U.S.A. does not serve as either individual's primary source of income. Mr. Kuh currently spends about thirty percent (30%) of his working time on our operations. Ms. Swank spends approximately twenty percent (10%) of her working time working on our operations. Our bylaws do not establish a minimum time commitment expected of each employee. We have no employment agreements with Mr. Kuh or Ms. Swank.

Item 2. Properties

The address of the principal office is: 516 W. Sprague Ave., Spokane, WA 99201. An unaffiliated party is providing approximately 1,250 square feet of office space under a sublease at the rate of $300 per month. The subleased space is currently fully utilized by our employees.

Management believes that this space is currently suitable for the Company's needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

On February 1, 2001 the Company held its annual meeting of shareholders for the following purpose: to elect two directors to serve until the next annual meeting of shareholders.

At the meeting the following Directors were elected by a majority of the votes cast at the election.

         Raymond J.  Kuh
         Cindy Swank

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

(a) There is no public market for the Company's common stock. The Company's Common Stock, par value $.001, is not now and has never been quoted or traded on any national exchange or other formal public exchange quotation medium. There is no trading market for our common stock at present and there has been no trading market to date.

(b) As of March 31, 2002 there were approximately 47 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 47 beneficial owners of the Company's common stock as of March 31, 2002.

(c) Since its inception in February 1999, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements for year ended December 31, 2000 and December 31, 2001.

Historical Autographs U.S.A., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. As of December 31, 2001, our inventory consists of nine different documents, with an inventory cost of $77,721, including photographs and signatures of entertainers; letters, documents and signatures of political figures; letters and signatures of scientists; and, signatures of historic sports figures. Retail sales of
documents       are       facilitated       through      our      web      site:
http://www.historical-autographs.com.

We principally purchase documents at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be our main source of inventory.

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our Corporate Headquarters, we have contracted with a local Web Designer and Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the majority of inventory items and place orders. Currently, twelve of our pieces can be viewed in our gallery at http://www.historical-autographs.com/gallery.htm. Utilizing the Internet has allowed us to market historical documents on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site. Currently our sales and marketing and, in large part, revenues are entirely dependent on our website.

Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on autograph and document collectors, interior decorators, home designers, private clients and corporations. This marketing effort is aimed at attracting persons who have not necessarily had an awareness of the existence of historical documents available for private sale. At the present time, a general plan has been agreed up concerning our direct sales approach. To be undertaken, will be an assessment of local and national business and social demographics, focusing on autograph and document collectors, interior decorators, home designers, private clients and corporations. When we are in a position to conduct this research, we will seek the services of a marketing/public relations firm. We are uncertain, at this time, which local or national firm we will secure to undertake such a demographic study. Due to capital constraints, we cannot implement our proposed direct sales approach at this time.

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $18,116. For the year ended December 31, 2001, we had a net loss of $15,131 on gross revenues of $74,273 from the sale of a total of fourteen documents to six different customers. As of December 31, 2001, we had cash of $1,703 and resale inventories of $77,721 for total current assets of $79,424.

For the year ended December 31, 2001, we sold fourteen documents with an average single document sales price of $5305. Accordingly, we have realized only minimal revenue from sales and had a net loss of $15,131 for the year ended December 31, 2001. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

If the Company needs to raise additional capital in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds may be raised through the issuance of equity or convertible debt securities. We do not currently have any contractual restrictions on our ability to incur debt. Given our historical operating results and business plan, and based on the possibility that available funds from operations are insufficient to fund the Company's activities, it is likely we will need to raise additional funds through public and/or private financing. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases.

We believe that our future growth and success will depend on our ability to find additional products and suppliers whose documents will be sold over the Internet, and to find customers for these products. We plan to continually evaluate potential products to determine what additional products or enhancements may be required in order to be competitive in the Internet marketplace. We do not plan to develop products internally, but intend to find suppliers who would be willing to sell their documents to the Company.

The only research and development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

Liquidity and Capital Resources
-------------------------------

Historical Autographs U.S.A., Inc. has limited assets. As of December 31, 2001, our assets consisted of cash of $1,703 and resale inventories of $77.721 for total assets of $79,424. The Company has had minimal operations and very limited revenues.

In our initial capitalization, the President and Corporate Secretary purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between March 10 and April 20, 1999, we raised $85,000 through the sale of eighty five thousand (85,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty-four (44) unaffiliated shareholders. We believe that the initial capital funds raised will cover our capital needs until approximately December 31, 2002.

Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of major similar categories of documents. With respect to the similar categories of documents, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar documents at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of documents has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of carrying costs of the documents sold.

During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations. The Company believes that its current cash and working capital requirements will be met by appropriately managing the timing and amount of new document acquisitions and generating revenues from sale of existing inventory. We believe that our current assets will cover our capital needs until approximately December 31, 2002.

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds which may be available to the Company. Long term liquidity is directly dependent upon the future success of the Company's business, including our marketing strategy, our efforts to increase sales and the costs of goods as well as operational and administrative costs sold relative to our market price. Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date hereof, the Company has no debt with variable or fixed interest rates, however, in the future we may incur debt or issue debt instruments. The fair market value of any future debt will be sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Results of Operations
---------------------

Fiscal 2001 Compared to Fiscal 2000

Total document revenues decreased $11,78 or 13% comparing the fiscal year ended December 31, 2001 to the fiscal year ended December 31, 2000. This drop in revenue is attributed to the general economy slowdown. Total cost of goods sold decreased by 10,617 or 15% due to smaller number of sales. The cost of documents amounted to 77% of revenues for the 2001 fiscal year compared to 79% for fiscal 2000. There was no write-off of inventory or other adjustments.

For the twelve months ending December 31, 2001, the Company reported a net loss of $15,131 on gross revenues of $74,273 with gross profit on sales of $17,030 compared to sales of $85,451, a gross profit of $17,591 and net income of $5,260 in the year ended December 31, 2000. The Company incurred Operating Expenses of $32,325 in the year ended December 31, 2001, an increase of $19,148 from the year ending December 31, 2000, when the Company incurred similar expenses totaling $13,177. The major difference in the two periods being attributable to legal and accounting costs of $19,860 related to registration and reporting costs as a public company which were incurred in the year ended December 31, 2001. The Company's year ended December 31, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2001, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Item 7. Financial Statements











                       HISTORICAL AUTOGRAPHS U.S.A., INC.

                              Financial Statements
                              --------------------
                                December 31, 2001





                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                       HISTORICAL AUTOGRAPHS U.S.A., INC.

                                TABLE OF CONTENTS

                                December 31, 2001



INDEPENDENT AUDITOR'S REPORT                                              1F


FINANCIAL STATEMENTS

         Balance Sheets                                                   2F

         Statements of Operations                                         3F

         Statement of Stockholders' Equity                                4F

         Statements of Cash Flows                                         5F

NOTES TO FINANCIAL STATEMENTS                                             6F

                              Williams & Webster PS
                          Certified Public Accountants
                        Bank of America Financial Center
                            601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111


Board of Directors
------------------
Historical Autographs U.S.A., Inc.
Spokane, WA


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying balance sheets of Historical Autographs U.S.A., Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historical Autographs U.S.A., Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has limited cash and financial resources and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 11, 2002

                                       1F


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS

                                                                 December 31,  December 31,
                                                                     2001          2000
                                                                  ---------      --------
ASSETS

    CURRENT ASSETS
       Cash                                                       $   1,703      $    414
       Inventory                                                     77,721        87,270
                                                                  ---------      --------
          Total Current Assets                                       79,424        87,684
                                                                  ---------      --------

    TOTAL ASSETS                                                  $  79,424      $ 87,684
                                                                  =========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable                                           $   1,536      $      -
       Commissions payable - related party                            4,458             -
       Sales tax payable                                              1,546            49
       Loans payable                                                      -           620
                                                                  ---------      --------
          Total Current Liabilities                                   7,540           669
                                                                  ---------      --------

    COMMITMENTS AND CONTINGENCIES                                         -             -
                                                                  ---------      --------

    STOCKHOLDERS' EQUITY
       Preferred stock, 5,000,000 shares authorized,
          $0.001 par value; no shares issued and outstanding              -             -
       Common stock, 25,000,000 shares authorized,
          $0.001 par value; 585,000 shares issued and outstanding       585           585
       Additional paid-in-capital                                    89,415        89,415
       Accumulated deficit                                          (18,116)       (2,985)
                                                                  ---------      --------
       TOTAL STOCKHOLDERS' EQUITY                                    71,884        87,015
                                                                  ---------      --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  79,424      $ 87,684
                                                                  =========      ========


   The accompanying notes are an integral part of these financial statements.

                                       F2

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS

                                             Year Ended       Year Ended
                                             December 31,     December 31,
                                                2001              2000
                                             ------------     -----------
SALES                                        $     74,273     $    85,451

COST OF GOODS SOLD                                 57,243          67,860
                                             ------------     -----------

GROSS PROFIT                                       17,030          17,591
                                             ------------     -----------

EXPENSES
     Marketing                                        667             559
     Rent                                           3,300           2,900
     General and administrative                     1,098           1,660
     Legal and accounting                          19,860           2,433
     Consulting                                     1,402               -
     Stock transfer and resident agent fees         1,540           1,410
     Commissions                                    4,458           4,215
                                             ------------     -----------
          Total Expenses                           32,325          13,177
                                             ------------     -----------

INCOME (LOSS) FROM OPERATIONS                     (15,295)          4,414

OTHER INCOME (EXPENSE)
     Interest income                                    -             846
     Interest expense                                 164               -
                                             ------------     -----------
          Total Other Income (Expense)                164             846
                                             ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (15,131)          5,260
                                             ============     ===========

INCOME TAXES                                            -               -
                                             ------------     -----------

NET INCOME (LOSS)                                 (15,131)    $     5,260
                                             ============     ===========

     NET INCOME (LOSS) PER COMMON SHARE,
          BASIC AND DILUTED                         (0.03)    $      0.01
                                             ============     ===========

     WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES
          OUTSTANDING, BASIC AND DILUTED          585,000         585,000
                                             ============     ===========

   The accompanying notes are an integral part of these financial statements.

                                       F3

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock
                                 -----------------  Additional                                 Total
                                   Number             Paid-in   Subscriptions  Accumulated  Stockholders'
                                 of Shares  Amount    Capital     Receivable     Deficit       Equity
                                 ---------  ------  ----------  -------------  -----------  -------------
Balance, December 31, 1999         585,000  $  585  $   89,415  $     (17,100) $    (8,245) $      64,655

Stock subscription paid                  -       -           -         17,100            -         17,100

Net income for the year ending
 December 31, 2000                       -       -           -              -        5,260          5,260
                                 ---------  ------  ----------  -------------  -----------  -------------

Balance, December 31, 2000         585,000     585      89,415              -       (2,985)        87,015

Net loss for the year ended
 December 31, 2001                       -       -           -              -      (15,131)       (15,131)
                                 ---------  ------  ----------  -------------  -----------  -------------

Balance, December 31, 2001         585,000  $  585  $   89,415  $           -  $   (18,116) $      71,884
                                 =========  ======  ==========  =============  ===========  =============

The accompanying notes are an integral part of these financial statements.

                                       F4

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS
                                                            Year Ended    Year Ended
                                                            December 31,  December 31,
                                                               2001          2000
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $    (15,131) $      5,260
   Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
   Decrease (increase) in inventory                                9,549       (21,070)
   (Decrease) in accrued rent                                          -        (1,000)
   Increase in accounts payable                                    1,536             -
   Increase in sales tax payable                                   1,497            49
   Increase in commissions payable                                 4,458             -
                                                            ------------  ------------
Net cash provided (used) in operating activities                   1,909       (16,761)
                                                            ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                  -             -
                                                            ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in loans payable                                        (620)            -
   Proceeds from stock subscription receivable                         -        17,100
                                                            ------------  ------------
Net cash provided (used) by financing activities                    (620)       17,100
                                                            ------------  ------------
Change in cash                                                     1,289           339

Cash, beginning of period                                            414            75
                                                            ------------  ------------
Cash, end of period                                         $      1,703  $        414
                                                            ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                               $         20  $          -
                                                            ============  ============
Income taxes paid                                           $          -  $          -
                                                            ============  ============

   The accompanying notes are an integral part of these financial statements.

                       Historical Autographs U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 2001


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

Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2001, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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



                                       F6

                       Historical Autographs U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
----------------------------------

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

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------

Inventories are accounted for using the actual cost, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage of its inventory.

The Company has no inventory on consignment at December 31, 2001. In the future, if the Company consigns inventory, it will retain title and will maintain insurance on the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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



                                       F7

                       Historical Autographs U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Advertising Costs
-----------------

Advertising costs, including costs for direct mailings, are expensed when incurred.

Compensated Absences
--------------------

The Company does not offer paid vacation or personal time to its employees. Accordingly, there is no related accrual of expenses.

Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $2,700 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $18,000 which expire in the years 2019 through 2021.

Web Site Development
--------------------

An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the years ended December 31, 2001 and 2000, the Company had not incurred any web site development costs.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, the Company has a net loss of $15,131, an accumulated deficit of $18,116 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management has plans to seek additional capital through sales of the Company's stock.


                                       F8

                       Historical Autographs U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Going Concern (continued)
-------------------------

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Pronouncements
-------------------------

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have assets with indefinite lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard


                                       F9

                       Historical Autographs U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE 2 - ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------

establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

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

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of December 31, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------

The Company has a rental agreement for office space in Spokane, Washington through March 2002. The minimum monthly rent is $300.

NOTE 6 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.



                                       F10

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Directors, Executive Officers and Significant Employees

Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.
                                                           Has Served as
Name             Age   Position with the Company    Director Continuously Since
--------------   ---   -------------------------    ---------------------------

Raymond J. Kuh    28   President and Director       February 1999

Cindy Swank       48   Secretary, Treasurer         February 1999
                       and Director

There is no relationship by blood, marriage or adoption (not more remote than first cousin) between any Director or executive officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Raymond J. Kuh organized and formed the Historical Autographs U.S.A., Inc. and has been the President and Director of Historical Autographs U.S.A., Inc. since inception in February 1999. He holds a Bachelor of Arts Degree in English Literature (May 1996) from Gonzaga University, of Spokane, WA. In addition, Mr. Kuh completed nearly 6 months of intensive Spanish immersion courses in June 1997, at the Autonomous University of Guadalajara, Guadalajara Mexico. As a result of his studies abroad, Mr. Kuh became particularly interested in historical sculpture, art, documents and architecture, and began collecting on a private basis. From June 1997, through the present, Mr. Kuh has been employed by Walsh & Associates of Spokane, Washington, a small firm specializing in patent, trademark, copyright and other intellectual property law. From 1993 through May of 1996 and January 1997 through June of 1997, Mr. Kuh was attending university. In the interim period of May 1996 through December 1996 and on a part time basis thereafter, Mr. Kuh was employed by Cyrus O' Leary's, Inc., a restaurant.

Cindy Swank has been the Secretary/Treasurer and Director of Historical Autographs U.S.A., Inc. since inception in February 1999 and focuses on developing sales and marketing programs for the Company's products. From 1997 through the present, Ms. Swank has been self-employed as a manager-promoter of her daughter, a singer/stage performer, as well as other activities in the marketing and reorganization of websites. She attended Eastern Washington University in Cheney, WA and has awards for her accomplishments and creativity in the design industry. Mrs. Swank founded, owned and managed Daisy's Bloomers, from 1990 until 1997, when she sold the business to L&L Limited Partnership. The principle business of Daisy's Bloomers was retail sales of flowers and gifts.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended December 31, 2001, neither Mr. Kuh or Mrs. Swank have filed an initial Form 3 or an annual Form 5.

Item 10. Executive Compensation

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000, and 1999, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                   NAME AND                              OTHER ANNUAL
             PRINCIPAL POSITION    YEAR  SALARY  BONUS  COMPENSATION(1)
          -----------------------  ----  ------  -----  ----------------

          Raymond Kuh
          President and            1999  $  -0-   -0-         $-0-
          Chief Executive Officer  2000  $  -0-   -0-       $2,562 *
          since February, 1999     2001  $  -0-   -0-        $ -0-

*The two officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is equally divided amongst the two (2) officers/directors for each sale made. Commissions were waived during the year ended December 31, 2001.

During the three year period ended December 31, 2001 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

During the fiscal year ended December 31, 2001, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2002. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 31, 2002, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2001 and the date of this annual report we had outstanding 585,000 shares of common stock.

                         Name & Address of                               Amount of shares
Title of Class      Beneficial Owner of Shares          Position          held by Owner    Percent of Class
--------------  ----------------------------------  ------------------   -------------    ----------------
common          Raymond J. Kuh(1)                   President/Director       250,000            42.74%
common          Cindy Swank(1)                      Secretary/Director       250,000            42.74%
common          All Executive Officers and                                   500,000            85.48%
                  Directors as a Group (2 persons)
----------------------------------------------------------------------

(1) c/o Historical Autographs U.S.A., Inc., 516 W. Sprague Ave., Spokane, WA 99201


(c) Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 12. Certain Relationships and Related Transactions

Historical Autographs U.S.A., Inc. was incorporated by its current President, Raymond Kuh, on February 1, 1999, in the state of Nevada. On February 15, 1999, a total of five hundred thousand (500,000) shares of its common stock were purchased by Raymond Kuh the President and a Director of the Company, and Cindy Swank, the Corporate Secretary and a Director of the Company. Mr. Kuh and Ms. Swank each paid $2,500 in cash for 250,000 shares of our $0.001 par value common stock.

The Company's two officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is equally divided amongst the two (2) officers/directors for each document sale made. From inception through December 31, 2000 the two (2) officers/directors were paid a combined total of $5,124 for sales arranged on behalf of the Company.

In March 2001, our board of directors adopted the 2001 stock Option Plan (the "Plan") as a means of increasing employees', board of advisors, consultants' and non-employee directors' proprietary interest and to align more closely their interests with the interests of our stockholders. The Plan should also increase our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors. Under the Plan, we have reserved an aggregate of one million (1,000,000) shares of common stock for issuance pursuant to options ("Plan Options"). Our board of directors or a committee of our board of directors consisting of non-employee directors (the "Committee") will administer the Plan, including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

Item 13. Exhibits and Reports on Form 8-K

(a) 1 & 2. Financial Statements See Item 7 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.  Exhibits

3.1      Articles of Incorporation of Historical Autographs U.S.A., Inc.*

3.6.1    By-Laws*

4.1      common stock certificate*

10.1.1   2001 stock Option Plan*

23.1.1   Consent of Williams & Webster, PS
--------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form10SB, File No. 0-32345

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2002

                                        HISTORICAL AUTOGRAPHS U.S.A., INC.

                                        By: /s/ Raymond Kuh
                                           ------------------------------------
                                           Raymond Kuh, President and CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/s Raymond Kuh
----------------------------------
Raymond Kuh                             Director                  Date: 4/12/02

s/s Cindy Swank
----------------------------------
Cindy Swank                             Director                  Date: 4/12/02

Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our report dated February 11, 2002 included in this Form 10-KSB.

s/s Williams & Webster
Williams & Webster, PS
Certified Public Accountants