Form 10QSB
period 2002-03-31
HISTORICAL AUTOGRAPHS USA INC
filed 2002-05-20
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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

                                Yes      x      No
                                      ------        ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at November 13, 2001
-----------------------------------             --------------------------------

Common Stock, $0.001 par value                              585,000


           Transitional Small Business Disclosure Format (check one):

                                Yes      x      No
                                      ------        ------

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2002

                       Historical Autographs U.S.A.. Inc.

PART I

   Item 1.  Financial Statements
            Condensed Balance Sheets -
            March 31, 2002  (unaudited) and December 31, 2001 (audited)      3

            Condensed Statements of Operations                               4
            Three Months ended March 31, 2002 and 2001

            Condensed Statements of Cash Flows                               5
            Three Months ended March 31, 2002 and 2001

            Statement of Stockholders' Equity                                6

            Notes to Financial Statements                                    7

   Item 2.  Management's Discussion and Analysis or Plan of Operation        13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

PART II

  Item 1.  Legal Proceedings                                                15
  Item 2.  Change in Securities                                             15
  Item 3.  Defaults Upon Senior Securities                                  15
  Item 4.  Submission of Matters to a vote of Security Holders              15
  Item 5.  Other Information                                                15
  Item 6.  Exhibits  and Reports on Form 8-K                                15

SIGNATURE PAGE                                                              16

ITEM 1.  FINANCIAL STATEMENTS

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS

                                                                       March 31,   December 31,
                                                                         2002         2001
                                                                      (Unaudited)
                                                                      -----------  ------------
ASSETS

    CURRENT ASSETS
        Cash                                                          $       506  $      1,703
        Inventory                                                          75,360         77,721
                                                                      -----------  -------------
            Total Current Assets                                           75,866         79,424
                                                                      -----------  -------------
    TOTAL ASSETS                                                      $    75,866         79,424
                                                                      ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Accounts payable                                             $      3,241  $       1,536
        Commissions payable - related party                                 4,668          4,458
        Sales tax payable                                                     209          1,546
                                                                      -----------  -------------
            Total Current Liabilities                                       8,118          7,540
                                                                      -----------  -------------
    COMMITMENTS AND CONTINGENCIES                                               -              -
                                                                      -----------  -------------
    STOCKHOLDERS' EQUITY
        Preferred stock, 5,000,000 shares authorized,
            $0.001 par value; no shares issued and outstanding                  -              -
        Common stock, 25,000,000 shares authorized,
            $0.001 par value; 585,000 shares issued and outstanding           585            585
        Additional paid-in-capital                                         89,415         89,415
        Accumulated deficit                                               (22,252)       (18,116)
                                                                      -----------  -------------
        TOTAL STOCKHOLDERS' EQUITY                                         67,748         71,884
                                                                      -----------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    75,866  $      79,424
                                                                      ===========  =============

             See accompanying notes and accountant's review report.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                  ---------------------------
                                                    March 31,      March 31,
                                                      2002           2001
                                                  (Unaudited)    (Unaudited)
                                                  -----------    ------------

SALES                                             $     3,500    $     12,263

COST OF GOODS SOLD                                      2,361           7,100
                                                  -----------    ------------
GROSS PROFIT                                            1,139           5,163
                                                  -----------    ------------
EXPENSES
     Marketing                                              -             120
     Rent                                                 900             900
     General and administrative                           338           1,042
     Legal and accounting                               2,803           3,608
     Consulting                                           183               -
     Stock transfer and resident agent fees               829           1,475
     Commissions                                          210               -
                                                  -----------    ------------
          Total Expenses                                5,263           7,145
                                                  -----------    ------------

LOSS FROM OPERATIONS                                   (4,124)         (1,982)

OTHER INCOME (EXPENSE)
     Interest expense                                     (12)           (100)
                                                  -----------    ------------
          Total Other Income (Expense)                    (12)           (100)
                                                  -----------    ------------

LOSS BEFORE INCOME TAXES                               (4,136)         (2,082)

INCOME TAXES                                                -               -
                                                  -----------    ------------
NET LOSS                                          $    (4,136)   $     (2,082)
                                                  ===========    ============
     NET LOSS PER COMMON SHARE,
          BASIC AND DILUTED                       $     (0.01)            nil
                                                  ===========    ============
     WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES
          OUTSTANDING, BASIC AND DILUTED              585,000         585,000
                                                  ===========    ============

             See accompanying notes and accountant's review report.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common Stock
                                     -----------------  Additional                                  Total
                                      Number              Paid-in   Subscriptions  Accumulated  Stockholders'
                                     of Shares  Amount    Capital     Receivable     Deficit        Equity
                                     ---------  ------  ----------  -------------  -----------  -------------
Balance, December 31, 2000             585,000  $  585 $    89,415$  $          -  $    (2,985) $      87,015

Net loss for the year ended
 December 31, 2001                           -       -           -              -      (15,131)       (15,131)
                                     ---------  ------  ----------  -------------  -----------  -------------

Balance, December 31, 2001             585,000     585      89,415              -      (18,116)        71,884

Net loss for the period ended
 March 31, 2002                              -       -           -              -       (4,136)        (4,136)
                                     ---------  ------  ----------  -------------  -----------  -------------

Balance, March 31, 2002 (Unaudited)    585,000  $  585  $   89,415  $           -  $   (22,252) $      67,748
                                     =========  ======  ==========  =============  ===========  =============

             See accompanying notes and accountant's review report.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                             March 31,    March 31,
                                                               2002         2001
                                                            (Unaudited)  (Unaudited)
                                                            -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $    (4,136) $   (2,082)
    Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:
    Decrease in inventory                                         2,361       7,100
    Increase in accrued rent                                        900         900
    Increase in accounts payable                                    805       2,105
    (Decrease) increase in sales tax payable                    (1,337)           -
    Increase in commissions payable                                 210           -
                                                            -----------  ----------
Net cash provided (used) in operating activities                 (1,197)      8,023
                                                            -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                 -           -
                                                            -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                 -           -
                                                            -----------  ----------

Change in cash                                                   (1,197)      8,023

Cash, beginning of period                                         1,703         414
                                                            -----------  ----------
Cash, end of period                                         $       506  $     8,437
                                                            ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                               $         -  $       100
                                                            ===========  ===========
Income taxes paid                                           $         -  $         -
                                                            ===========  ===========


             See accompanying notes and accountant's review report.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002


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

Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31, 2002, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

Derivative Instruments
----------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002


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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------

Inventories are accounted for using the actual cost, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at March 31, 2002. In the future, if the Company consigns inventory, it will retain title and will maintain insurance on the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002

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

At March 31, 2002, the Company had net deferred tax assets of approximately $3,300 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company had net operating loss carryforwards of approximately $22,000 which expire in the years 2019 through 2021.

Web Site Development
--------------------

An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the years ended December 31, 2001 and 2000 and the period ended March 31, 2002, the Company had not incurred any web site development costs.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31 2002, the Company has a net loss of $4,136, an accumulated deficit of $22,252 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management has plans to seek additional capital through sales of the Company's stock.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002


NOTE 2 - ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.


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


NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of March 31, 2002.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------

The Company has a rental agreement for office space in Spokane, Washington through March 2002. The minimum monthly rent is $300.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                                 March 31, 2002


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of March 31, 2002 and the date of this report, the Company has five hundred eighty five thousand shares (585,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

(a)  Plan of Operation:

     FORWARD-LOOKING STATEMENTS

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB which includes audited financial statements for the year ended December 31, 2001. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

Current Status and Operations

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $75,360 at March 31, 2002, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

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

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $22,252. For the quarter ended March 31, 2002, the Company had a net loss of $4,136 on gross revenues of $3,500. As of March 31, 2002, the Company had cash of $506 and resale inventories of $75,360 for total assets of $75,866.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historical Autographs U.S.A., Inc. has limited assets. As of March 31, 2002, our assets consisted of cash of $506 and resale inventories of $75,360 for total assets of $75,866. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $8,118, with available working capital at $67,748. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $22,252. For the three months ended March 31, 2002, the Company had a net loss of $4,124 on gross revenues of $3,500. In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock at a price of $1.00 per share. Management believes that the initial capital funds raised will cover our anticipated capital needs until approximately July 1, 2002.

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

     For the quarter ending March 31, 2002, the Company reported a net loss of $4,136 on gross revenues of $3,500 with gross profit on sales of $1,139 compared to sales of $12,263, a gross profit of $5,163 and a net loss of $1,982 in the quarter ended March 31, 2001. The Company incurred Operating Expenses of $5,263 in the quarter ended March 31, 2002, a decrease of $1,882 from the quarter ending March 31, 2001, when the Company incurred similar expenses totaling $7,145. The major difference in the two periods being attributable to legal and accounting costs of $3,487 related to registration as a public company which were incurred in the three months ended March 31, 2001. The Company's Quarter ended March 31, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2001 and 2000, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with the Company's Form 10-KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

ITEM 5.  OTHER INFORMATION: NONE

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

                                        HISTORICAL AUTOGRAPHS U.S.A.. INC.


Date:   May 17, 2002                    By:    /s/ Raymond Kuh
                                           --------------------------------
                                           Raymond Kuh, President and
                                           Chief Executive Officer