Form 10QSB
period 2002-06-30
HISTORICAL AUTOGRAPHS USA INC
filed 2002-08-09
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File No. 000-32603

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
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

                            Yes     x        No
                                  -----           -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at August 6, 2002
-----------------------------------              -----------------------------

  Common Stock, $0.001 par value                            610,000


           Transitional Small Business Disclosure Format (check one):

                            Yes               No    x
                                  -----           -----

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED JUNE 30, 2002

                       Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               June 30, 2002  (unaudited) and December 31, 2001 (audited)      3

               Condensed Statements of Operations                              4
               Three Months and Six Months ended June 30, 2002 and 2001

               Condensed Statements of Cash Flows (unaudited)                  5
               Six Months ended June 30, 2002 and 2001

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis or Plan of Operation      10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

PART II

     Item 1.   Legal Proceedings                                              12
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            12
     Item 5.   Other Information                                              12
     Item 6.   Exhibits and Reports on Form 8-K                               13

SIGNATURE PAGE                                                                13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS

                                                                     June 30,
                                                                       2002    December 31,
                                                                   (unaudited)     2001
                                                                   ----------  ------------
ASSETS

      CURRENT ASSETS
           Cash                                                    $    5,572  $      1,703
           Inventory                                                   77,960        77,721
                                                                   ----------  ------------
                Total Current Assets                                   83,532        79,424
                                                                   ----------  ------------

      TOTAL ASSETS                                                 $   83,532  $     79,424
                                                                   ==========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
           Accounts payable                                        $       40  $      1,536
           Commissions payable - related party                            300         4,458
           Sales tax payable                                                -         1,546
                                                                   ----------  ------------
                Total Current Liabilities                                 340         7,540
                                                                   ----------  ------------

      COMMITMENTS AND CONTINGENCIES                                         -             -
                                                                   ----------  ------------

      STOCKHOLDERS' EQUITY
           Preferred stock, 5,000,000 shares authorized,
                $0.001 par value; no shares issued and outstanding          -             -
           Common stock, 25,000,000 shares authorized,
                $0.001 par value; 610,000 and 585,000 shares
                issued and outstanding, respectively                      610           585
           Additional paid-in capital                                 114,390        89,415
           Accumulated deficit                                        (31,808)      (18,116)
                                                                   ----------  ------------
           TOTAL STOCKHOLDERS'EQUITY                                   83,192        71,884
                                                                   ----------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   83,532  $     79,424
                                                                   ==========  ============


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended         Six Months Ended
                                               ------------------------  ------------------------
                                                 June 30,     June 30,     June 30,    June 30,
                                                   2002         2001         2002        2001
                                               (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                               -----------  -----------  -----------  -----------
SALES                                          $     5,000  $    20,599  $     8,500  $   32,862

COST OF GOODS SOLD                                   2,400       15,813        4,761      22,913
                                               -----------  -----------  -----------  ----------
GROSS PROFIT                                         2,600        4,786        3,739       9,949
                                               -----------  -----------  -----------  ----------

EXPENSES
      Marketing                                          -          120            -         240
      Rent                                             900          900        1,800       1,800
      General and administrative                       513           14          851         101
      Legal and accounting                           9,052        6,959       11,855      10,567
      Consulting                                     1,276          374        1,459       1,329
      Stock transfer and resident agent fees           115            -          944       1,475
      Commissions                                      300            -          510           -
                                               -----------  -----------  -----------  -----------
          Total Expenses                            12,156        8,367       17,419       15,512
                                               -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS                                (9,556)      (3,581)     (13,680)      (5,563)

OTHER INCOME (EXPENSE)
      Interest expense                                   -          (65)         (12)        (165)
                                               -----------  -----------  -----------  -----------
          Total Other Income (Expense)                   -          (65)         (12)        (165)
                                               -----------  -----------  -----------  -----------

LOSS BEFORE INCOME TAXES                            (9,556)      (3,646)     (13,692)      (5,728)

INCOME TAXES                                             -            -            -            -
                                               -----------  -----------  -----------  -----------

NET LOSS                                       $    (9,556) $    (3,646) $   (13,692) $    (5,728)
                                               ===========  ===========  ===========  ===========


      NET LOSS PER COMMON SHARE,
          BASIC AND DILUTED                    $     (0.02) $     (0.01) $     (0.02) $     (0.01)
                                               ===========  ===========  ===========  ===========

      WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES
          OUTSTANDING, BASIC AND DILUTED           593,250      585,000      589,250      585,000
                                               ===========  ===========  ===========  ===========


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS



                                                          Six Months Ended
                                                      -------------------------
                                                         June 30,     June 30,
                                                           2002        2001
                                                       (unaudited)  (unaudited)
                                                      ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                        $   (13,692)  $    (5,728)
      Adjustments to reconcile net loss
           to net cash used in operating activities:
      (Increase) decrease in inventory                       (239)        4,480
      Increase in accrued rent                                  -           900
      Increase (decrease) in accounts payable              (1,496)          222
      Increase (decrease) in sales tax payable             (1,546)           46
      Decrease in commissions payable                      (4,158)            -
                                                      -----------   -----------
Net cash used in operating activities                     (21,131)          (80)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                           -             -
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued for cash                         25,000             -
                                                      -----------   -----------
Net cash provided by financing activities                  25,000             -
                                                      -----------   -----------

Change in cash                                              3,869           (80)

Cash, beginning of period                                   1,703           414
                                                      -----------   -----------

Cash, end of period                                   $     5,572   $       334
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                         $         -   $         -
                                                      ===========   ===========

Income taxes paid                                     $         -   $         -
                                                      ===========   ===========

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2002, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

-----------------------

The Company has no inventory on consignment at June 30, 2002. In the future, if the Company consigns inventory, it will retain title and will maintain insurance on the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

At June 30, 2002, the Company had net deferred tax assets of approximately $6,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company had net operating loss carryforwards of approximately $30,000 which expire in the years 2019 through 2022.

Web Site Development
--------------------
An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the year ended December 31, 2001 and the period ended June 30, 2002, the Company had not incurred any web site development costs.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30 2002, the Company has a net loss of $13,692, an accumulated deficit of $31,808 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

Interim Financial Statements
----------------------------
The interim financial statements for the period ended June 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued. The Company has 25,000,000 shares of common stock authorized. Upon incorporation, the Company issued 500,000 shares of common stock to officers and directors for $5,000 in cash. During 1999, the Company issued 67,900 shares of common stock for cash at $1.00 per share and 17,100 shares at $1.00 per share for subscriptions receivable, which were paid in January of 2000. May of 2002, the Company issued 25,000 shares of common stock for cash at $1.00 per share. All shares of preferred and common stock are non-assessable and non-cumulative. The common stock has no preemptive rights.

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of June 30, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The minimum monthly rent is $300.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of June 30, 2002 and the date of this report, the Company has six hundred ten thousand shares (610,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

     CURRENT STATUS AND OPERATIONS
     -----------------------------

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $77,960 at June 30, 2002, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

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

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $31,808. For the quarter ended June 30, 2002, the Company had a net loss of $9,556 on gross revenues of $5,000. As of June 30, 2002, the Company had cash of $5,572 and resale inventories of $77,960 for total assets of $83,532.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Historical Autographs U.S.A., Inc. has limited assets. As of June 30, 2002, our assets consisted of cash of $5,572 and resale inventories of $77,960 for total assets of $83,532. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $340, with available working capital at $83,192. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $31,808. For the three months ended June 30, 2002, the Company had a net loss of $9,556 on gross revenues of $5,000.

     In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock at a price of $1.00 per share. In May 2002 the Company issued twenty five thousand (25,000) shares of its common stock to a nonaffiliated existing shareholder in exchange for $1.00 per share in a private transaction exempt from registration. Management believes that the initial capital funds raised will cover our anticipated capital needs until approximately July 1, 2003.

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

     For the quarter ending June 30, 2002, the Company reported a net loss of $9,556 on gross revenues of $5,000 with gross profit on sales of $2,600 compared to sales of $20,599, a gross profit of $4,786 and a net loss of $3,581 in the quarter ended June 30, 2001. The Company incurred Operating Expenses of $12,156 in the quarter ended June 30, 2002, an increase of $3,789 from the quarter ending June 30, 2001, when the Company incurred similar expenses totaling $8,367. The major difference in the two periods being attributable to increased legal and accounting costs related to maintenance of audit and filing requirements as a public company which were incurred in the three months ended June 30, 2002. The Company's Quarter ended June 30, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     For the six months ending June 30, 2002, the Company reported a net loss of $13,692 on gross revenues of $8,500 with gross profit on sales of $3,739 compared to sales of $32,862, a gross profit of $9,949 and a net loss of $5,728 in the quarter ended June 30, 2001. The Company incurred Operating Expenses of $17,419 in the six months ended June 30, 2002, an increase of $1,907 from the quarter ending June 30, 2001, when the Company incurred similar expenses totaling $15,512. The major difference in the two periods being attributable to increased legal and accounting costs related to maintenance of audit and filing requirements as a public company which were incurred in the six months ended June 30, 2002. The Company's six month results for the period ended June 30, 2002 reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

ITEM 2.  CHANGE IN SECURITIES    NONE

ITEM 3.  Defaults Upon Senior Securities    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   NONE

ITEM 5.  OTHER INFORMATION   NONE

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

                                          HISTORICAL AUTOGRAPHS U.S.A., INC.

Date:   August 9, 2002                    By:    /s/ Raymond Kuh
                                             -----------------------------------
                                             Raymond Kuh, President and
                                             Chief Executive Officer