Form 10QSB
period 2002-09-30
HISTORICAL AUTOGRAPHS USA INC
filed 2002-11-14
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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

                     516 W. Sprague Ave., Spokane, WA 99201
                    (Address of principal executive offices)

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

                            Yes      x        No
                                  -----           -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at November 11, 2002
-----------------------------------             --------------------------------

  Common Stock, $0.001 par value                            610,000


           Transitional Small Business Disclosure Format (check one):
                            Yes               No    x
                                 -----            -----

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2002

                       Historical Autographs U.S.A.. Inc.

PART I

Item 1.  Financial Statements
         Condensed Balance Sheets -
         September 30, 2002  (unaudited) and December 31, 2001 (audited).......3

         Condensed Statements of Operations
         Three Months and Nine months ended September 30, 2002 and 2001........4

         Condensed Statements of Cash Flows (unaudited)
         Nine months ended September 30, 2002 and 2001.........................5

         Notes to Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........12

PART II

Item 1.  Legal Proceedings....................................................12
Item 2.  Change in Securities.................................................12
Item 3.  Defaults Upon Senior Securities......................................13
Item 4.  Submission of Matters to a vote of Security Holders..................13
Item 5.  Other Information....................................................13
Item 6.  Exhibits  and Reports on Form 8-K....................................13

SIGNATURE PAGE ...............................................................13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS

                                                              September 30,
                                                                  2002      December 31,
                                                               (unaudited)       2001
                                                              ------------  ------------
ASSETS

   CURRENT ASSETS
       Cash                                                   $      1,338  $      1,703
       Inventory                                                    77,960        77,721
                                                              ------------  ------------
           TOTAL CURRENT ASSETS                                     79,298        79,424
                                                              ------------  ------------

TOTAL ASSETS                                                  $     79,298  $     79,424
                                                              ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
       Accounts payable                                       $        300  $      1,536
       Commissions payable - related party                             300         4,458
       Sales tax payable                                               --          1,546
                                                              ------------  ------------
           TOTAL CURRENT LIABILITIES                                   600         7,540
                                                              ------------  ------------

   COMMITMENTS AND CONTINGENCIES                                        --            --
                                                              ------------  ------------
   STOCKHOLDERS' EQUITY
       Preferred stock, 5,000,000 shares authorized,
           $0.001 par value; no shares issued and outstanding           --            --
       Common stock, 25,000,000 shares authorized,
           $0.001 par value; 610,000 and 585,000 shares
           issued and outstanding, respectively                        610           585
       Additional paid-in capital                                  114,390        89,415
       Accumulated deficit                                         (36,302)      (18,116)
                                                              ------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                                   78,698        71,884
                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   79,298  $     79,424
                                                              ============  ============


                             See accompanying notes.


                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended            Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,  September 30,  September 30,  September 30,
                                                    2002          2001            2002          2001
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                               -------------  -------------  -------------  -------------
SALES                                          $          --  $      15,898  $       8,500  $      48,760

COST OF GOODS SOLD                                        --          9,950          4,761         32,863
                                               -------------  -------------  -------------  -------------

GROSS PROFIT                                              --          5,948          3,739         15,897
                                               -------------  -------------  -------------  -------------

EXPENSES
     Marketing                                            --            307             --            547
     Rent                                                900            900          2,700          2,700
     General and administrative                          196             79          1,047            180
     Legal and accounting                              3,255          3,487         15,110         14,054
     Consulting                                          116             58          1,575          1,387
     Stock transfer and resident agent fees               27             65            971          1,540
     Commissions                                          --          2,928            510          2,928
                                               -------------  -------------  -------------  -------------
           TOTAL EXPENSES                              4,494          7,824         21,913         23,336
                                               -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                                  (4,494)        (1,876)       (18,174)        (7,439)

OTHER EXPENSE
     Interest expense                                     --             --            (12)          (165)
                                               -------------  -------------  -------------  -------------
           TOTAL OTHER EXPENSES                           --             --            (12)          (165)
                                               -------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAXES                              (4,494)        (1,876)       (18,186)        (7,604)

INCOME TAXES                                              --             --             --             --
                                               -------------  -------------  -------------  -------------

NET LOSS                                       $      (4,494) $      (1,876) $     (18,186) $      (7,604)
                                               =============  =============  =============  =============

      NET LOSS PER COMMON SHARE,
         BASIC AND DILUTED                     $       (0.01) $         nil  $       (0.03) $       (0.01)
                                               =============  =============  =============  =============
      WEIGHTED AVERAGE NUMBER OF
         COMMON STOCK SHARES
         OUTSTANDING, BASIC AND DILUTED              610,000        585,000        596,250        585,000
                                               =============  =============  =============  =============


                            See accompanying notes.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                       2002          2001
                                                    (unaudited)    (unaudited)
                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                     $     (18,186) $      (7,604)
      Adjustments to reconcile net loss
          to net cash provided (used) in operating
          activities:
      Decrease (increase) in inventory                      (239)        11,430
      Increase in accrued rent                                --          1,800
      Increase (decrease) in accounts payable             (1,236)           332
      Increase (decrease) in sales tax payable            (1,546)           871
      Increase in interest payable                            --             26
      Decrease in commissions payable                     (4,158)         2,928
                                                   -------------  -------------
Net cash provided (used) in operating activities         (25,365)         9,783
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:                         --             --
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in loans payable                               --           (320)
      Common stock issued for cash                        25,000             --
                                                   -------------  -------------
Net cash provided (used) by financing activities          25,000           (320)
                                                   -------------  -------------

Change in cash                                              (365)         9,463

Cash, beginning of period                                  1,703            414
                                                   -------------  -------------

Cash, end of period                                $       1,338  $       9,877
                                                   =============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                      $          --  $          --
                                                   =============  =============
Income taxes paid                                  $          --  $          --
                                                   =============  =============

                            See accompanying notes.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                          Notes to Financial Statements
                               September 30, 2002

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2002, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at September 30, 2002. In the future, if the Company consigns inventory, it will retain title and will maintain insurance on the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Basic and Diluted Earnings Per Share
------------------------------------
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.

Revenue and Cost Recognition.
-----------------------------
Revenues from retail sales are recognized at the time the products are delivered.

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

At September 30, 2002, the Company had net deferred tax assets of approximately $7,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company had net operating loss carryforwards of approximately $36,000 which expire in the years 2019 through 2022.

Web Site Development
--------------------
An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the year ended December 31, 2001 and the period ended September 30, 2002, the Company had not incurred any web site development costs.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30 2002, the Company has a net loss of $18,186, an accumulated deficit of $36,302 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Pronouncements
-------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have amortizable assets.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption has no effect on the financial statements of the Company at September 30, 2002, as the Company has no long-lived assets.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 44, and 64, Amendment of SFAS No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 44, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The pronouncement will not affect the Company as it has not entered into any of the aforementioned transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Interim Financial Statements
----------------------------
The interim financial statements for the period ended September 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued. The Company has 25,000,000 shares of common stock authorized. Upon incorporation, the Company issued 500,000 shares of common stock to officers and directors for $5,000 in cash. During 1999, the Company issued 67,900 shares of common stock for cash at $1.00 per share and 17,100 shares at $1.00 per share for subscriptions receivable, which were paid in January of 2000. During 2002, the Company issued 25,000 shares of common stock for cash at $1.00 per share. All shares of preferred and common stock are non-assessable and non-cumulative. The common stock has no preemptive rights.

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of September 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of September 30, 2002 and the date of this report, the Company has six hundred ten thousand shares (610,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

Current Status and Operations
-----------------------------

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $77,960 at September 30, 2002, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are
primarily         facilitated         through        our        web        site:
http://www.historical-autographs.com.

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

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $36,302. For the quarter ended September 30, 2002, the Company had a net loss of $4,494 on gross revenues of $0. As of September 30, 2002, the Company had cash of $1,338 and resale inventories of $77,960 for total assets of $79,298.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historical Autographs U.S.A., Inc. has limited assets. As of September 30, 2002, our assets consisted of cash of $1,338 and resale inventories of $77,960 for total assets of $79,298. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $600, with available working capital at $78,698. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $36,302. For the three months ended September 30, 2002, the Company had a net loss of $4,494 on gross revenues of $0.

     In its initial capitalization, the current officers purchased a total of 500,000 shares of the Company's authorized but unissued stock for $5,000 in cash in March 1999. Additionally, in March and April of 1999, a private placement offering was made in reliance upon an exemption from the registration provisions of the Securities Act of

1993 whereby the Company raised $85,000 through the sale of Eighty five thousand (85,000) shares of its common stock at a price of $1.00 per share. In May 2002 the Company issued 25,000 shares of its common stock to an unrelated party in exchange for $1.00 per share in a private transaction exempt from registration. Management believes that the initial capital funds raised will cover our anticipated capital needs until approximately October 1, 2003.

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

     For the quarter ending September 30, 2002, the Company reported a net loss of $4,494 with no sales, with gross profit on sales of $0 compared to sales of $15,898, a gross profit of $5,948 and a net loss of $1,876 in the quarter ended September 30, 2001. The Company incurred Operating Expenses of $4,494 in the quarter ended September 30, 2002, an decrease of $3,330 from the quarter ending September 30, 2001, when the Company incurred similar expenses totaling $7,824. The major difference in the two periods being attributable to the commissions on sales which were incurred in the three months ended September 30, 2001. The Company's Quarter ended September 30, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     For the Nine months ending September 30, 2002, the Company reported a net loss of $18,186 on gross revenues of $8,500 with gross profit on sales of $3,739 compared to sales of $48,760, a gross profit of $15,897 and a net loss of $7,604 in the quarter ended September 30, 2001. The Company incurred Operating Expenses of $21,913 in the Nine months ended September 30, 2002, an decrease of $1,423 from the quarter ending September 30, 2001, when the Company incurred similar expenses totaling $23,336. The major difference in the two periods being attributable to higher commissions related to the higher sales which were incurred in the Nine months ended September 30, 2001. The Company's nine month results for the period ended September 30, 2002 reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

(a)      Exhibits

         99.1     Certification Pursuant to Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K:

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                             HISTORICAL AUTOGRAPHS U.S.A.. INC.

Date:   November 13, 2002                  By:    /s/ Raymond Kuh
                                              ----------------------------------
                                              Raymond Kuh, President and
                                              Chief Executive Officer


                                 CERTIFICATIONS


We Raymond Kuh and Cindy Swank, certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of Historical Autographs U.S.A., Inc.;

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                      s/Raymond Kuh
                                            ------------------------------------
                                            Raymond Kuh, Chief Executive Officer


Dated:  November 13, 2002                      s/Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Financial Officer