Form 10KSB
period 2002-12-31
HISTORICAL AUTOGRAPHS USA INC
filed 2003-04-14
CIK 1138862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

              Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $.001
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  [X]  Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year: $14,500.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (108,000 shares) as of March 31, 2003, was approximately $108,000 based upon $1.00 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

The Registrant had 610,000 shares of Common Stock outstanding as of March 31, 2003.

Documents Incorporated by Reference: None

                                     PART I

Item 1. Description of Business

Business Development
--------------------

Historical Autographs U.S.A., Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on February 1, 1999.

Historical Autographs U.S.A., Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Most of the documents were written or executed by persons now deceased. However, others were written or executed by persons still living. As of December 31, 2002 our inventory consists of fourteen different documents, with an inventory cost of $72,960. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

Inventory of Documents Owned
----------------------------

We purchase documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be our main sources of inventory. We hope to create a brand synonymous with large selection and a wide variety of document types from well-known individuals, both historic and contemporary. Other than this general mission, we have no established criterion or procedures for selecting merchandise.

In order to catalogue our inventory, we utilize a computerized inventory control system. The computer system allows our sales staff to quickly identify and obtain information about every document in inventory. In addition, our sales staff can obtain digital images of the documents from our web site to exhibit to customers.

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

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the majority of inventory items and place orders. Currently, thirteen of our pieces can be viewed in our gallery at http://www.historical-autographs.com/gallery.htm. Utilizing the Internet has allowed us to market historical documents on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site.

Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on autograph and document collectors, interior decorators, home designers, private clients and corporations. This marketing effort is aimed at attracting persons who have not necessarily had an awareness of the existence of historical documents available for private sale. At the present time, management has agreed upon a plan concerning our direct sales approach. In this regard, we will need to undertake an assessment of local and national business, economic and social demographics. When we are in a position to conduct this research we will seek the services of a marketing/public relations firm. We are uncertain, at this time, which local or national firm we will secure to undertake such a demographic study. Due to capital constraints, we cannot implement our proposed direct sales approach at this time.

For the year ended December 31, 2002, the Company sold six documents with an average single document sales price of approximately $2417.

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

We honor the Certificates of Authenticity provided by our vendors. Therefore, we have an obligation to refund to the customer the purchase price paid if any document is proven non-authentic. Should our determination of authenticity of documents be erroneous we would, as a consequence, likely suffer a loss unless redress by the Company against the seller of the documents could be obtained. We do not carry any insurance and are currently not aware of any entity that would offer or underwrite such insurance at commercially reasonable rates to protect us against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity. Currently, there are no claims against us and there have been no claims made against the Company pursuant to the Certificates of Authenticity. Accordingly, we have not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.

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

When acquiring documents, Historical Autographs U.S.A., Inc. competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families. In the event prices for historical documents increase materially, our ability to acquire documents and, in turn, our ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of our 14 document inventory would be positively affected.

There is no assurance that we will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with us in the same manner or in a more favorable format than that of the Company.

Barriers to entry into the market of sales of historical documents are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar historical documents, letters, photographs, and memorabilia over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Web site and systems development, or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand. There can be no assurance that we will be able to compete successfully against current and future competitors.

As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and have listed our site with search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our web site. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

Seasonal Business
-----------------

The nature of the business in which the Company engages is not seasonal.

Employees
---------

As of the date of this filing, the Company has two part time employees, including it executive officers, Ms. Swank and Mr. Wetzel. No other outside business employs Ms. Swank at this time. Mr. Wetzel is currently employed by Contineo Technologies, Inc. an information technology service provider headquartered in Spokane, Washington. Historical Autographs U.S.A. does not serve as either individual's primary source of income. Ms. Swank currently spends about twenty percent (20%) of her free time on our operations. Mr. Wetzel is currently only able to dedicate a few hours per week working on our operations. Our bylaws do not establish a minimum time commitment expected of each employee. We have no employment agreements with Ms. Swank or Mr. Wetzel.

Item 2. Properties

The address of the principal office is: 516 W. Sprague Ave., Spokane, WA 99201. An unaffiliated party is providing approximately 1,250 square feet of office space on a month-to-month basis at the rate of $300 per month. The subleased space is currently fully utilized by our employees.

Management believes that this space is currently suitable for the Company's needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 28, 2003 the Company held its annual meeting of shareholders for the following purposes: to make available to shareholders a report on the financial condition of the Company and results of operations for the period ended December 31, 2002, and to elect two directors to serve until the next annual meeting of shareholders.

At the meeting the following Directors were elected by a majority of the votes cast at the election.

Cindy Swank
Scott Wetzel

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

As of November 7, 2002, Historical Autographs U.S.A., Inc. received NASD clearance for an un-priced quotation of the Company's common stock on the Pink Sheets, L.L.C. under the symbol "HIAU". There is no public market for the Company's common stock. The Company's Common Stock, par value $.001, has never been traded on any national exchange or other formal public exchange quotation medium. There is no trading market for our common stock at present and there has been no trading market to date.

As of December 31, 2002 there were approximately 61 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 61 beneficial owners of the Company's common stock as of December 31, 2002.

Since its inception in February 1999, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements for year ended December 31, 2001 and December 31, 2002.

Historical Autographs U.S.A., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. As of December 31, 2002, our inventory consist of fourteen different documents, with an inventory cost of $72,960, including photographs and signatures of entertainers; letters, documents and signatures of political figures; letters and signatures of scientists; and, signatures of historic sports figures. We principally purchase documents at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be our main source of inventory. Retail sales of documents are facilitated through our web site: http://www.historical-autographs.com.

The Company expects to have smaller losses in 2003 than in the year ended December 31, 2002, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations.

The Company's existing cash position is insufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. We do not currently have any contractual restrictions on our ability to incur debt. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding or cease operations completely.

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to the Company. Long-term liquidity is directly dependent upon the future success of the Company's business, including our marketing strategy, our efforts to increase sales and the costs of goods sold relative to our market price. Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities.

For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements. The Company's significant accounting policies are also detailed in Note 2 of the Company's Consolidated Financial Statements.

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $38,370. For the year ended December 31, 2002, we had a net loss of $20,254 on gross revenues of $14,500 from the sale of a total of six documents to 3 different customers with an average single document sales price of $2417. As of December 31, 2002, we had cash of $30, resale inventories of $72,960 and accounts receivable of $6,000 for total current assets of $78,990. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2002. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory and other sales related expenses.

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

Liquidity and Capital Resources
-------------------------------

Historical Autographs U.S.A., Inc. has limited assets. As of December 31, 2002, our assets consisted of cash of $30, resale inventories of $72,960 and accounts receivable of $6,000 for total assets of $78,990. The Company has had minimal operations and very limited revenues.

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

On May 31, 2002, we raised $25,000 through the sale of twenty five thousand (25,000) shares of common stock at a price of $1.00 per share, to one unaffiliated shareholder.

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

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations. The Company's existing cash position is insufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and leaseback of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations or cease operations completely.

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to the Company. Long term liquidity is directly dependent upon the future success of the Company's business, including our marketing strategy, our efforts to increase sales and the costs of goods as well as operational and administrative costs sold relative to our market price. Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

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

Results of Operations
---------------------

Fiscal 2002 Compared to Fiscal 2001

Total document revenues decreased $59,973 or 80% comparing the fiscal year ended December 31, 2002 to the fiscal year ended December 31, 2001. This drop in revenue is attributed to the general economic slowdown and capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased by $47,482 or 83% due to smaller number of sales. The cost of documents amounted to 67% of revenues for the 2002 fiscal year compared to 77% for fiscal 2001. There was no write-off of inventory or other adjustments.

For the twelve months ending December 31, 2002, the Company reported a net loss of $20,254 on gross revenues of $14,500 with gross profit on sales of $4,739 compared to sales of $74,273, a gross profit of $17,030 and net loss of $15,131 in the year ended December 31, 2001. The Company incurred Operating Expenses of $24,993 in the year ended December 31, 2002, a decrease of $7,332 from the year ending December 31, 2001, when the Company incurred similar expenses totaling $32,325. The major difference in the two periods is attributable to a decrease in legal and accounting costs related to registration and reporting costs as a public company, to $16, 747 for the year ended December 31, 2002 as compared to $19,860 incurred in the year ended December 31, 2001. Additionally, commissions paid decreased to $870 for the year ended December 31, 2002 as compared to $4,458 for the year ended December 31, 2001. The Company's year ended December 31, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2002 and 2001, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Item 7. Financial Statements

Audited Financial Statements for the years ended December 31, 2001 and 2002 are included following the signature page of this filing.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Directors, Executive Officers and Significant Employees

Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.

                                                          Has Served as Director
       Name       Age       Position With the Company       Continuously Since
       ----       ---       -------------------------       ------------------

  Cindy Swank      49      President, Treasurer, Chief      February 1999
                          Financial Officer and Director

  Scott Wetzel     37       Vice President, Secretary       March 2003
                                   and Director

There is no relationship by blood, marriage or adoption (not more remote than first cousin) between any Director or executive officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Cindy Swank has been the Secretary/Treasurer and Director of Historical Autographs U.S.A., Inc. since inception in February 1999 and President and Chief Executive Officer since March, 2003. Ms. Swank has focused on developing sales and marketing programs for the Company's products. From 1997 through the present, Ms. Swank has been self-employed as a manager-promoter of her daughter, a singer/stage performer, as well as other activities in the marketing and reorganization of websites. She attended Eastern Washington University in Cheney, WA and has awards for her accomplishments and creativity in the design industry. Mrs. Swank founded, owned and managed Daisy's Bloomers, from 1990 until 1997, when she sold the business to L&L Limited Partnership. The principle business of Daisy's Bloomers was retail sales of flowers and gifts.

Scott Wetzel was elected to the Board of Directors and subsequently as an officer in March 2003. Mr. Wetzel is the Co-founder, CEO, President and a director of Contineo Technologies, Inc. a private company organized in 2001. Contineo Technologies, Inc. is an information technology service provider headquartered in Spokane, Washington. Contineo serves as a Hosting Service Provider to community banks, regional hospitals and small to medium businesses. Contineo complements its HSP offering with a portfolio of high value-added professional services, including IT planning, e-Marketing, web application development, infrastructure deployment, network operations, and security. Prior to joining Contineo Technologies, Mr. Wetzel was Vice President of Client Services for Zones, Inc. (NASDAQ-ZONS), a national B2B infrastructure and professional services company. Previously, he held the position of Vice President, Western Region, for eNucleus, Inc. (NASDAQ-ENCS), a single-source technology solutions company that offered remote application hosting services, telecommunication provisioning and internet access, strategic IT consulting, infrastructure design and integration. In addition, Mr. Wetzel was President and Co-founder of Innovative Technology Solutions, Inc. (ITS), a multi-million dollar MicroAge corporate sales and services organization and later sold ITS to eNucleus, Inc. He obtained a Bachelor of Arts Degree in Psychology from Whitworth College.

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

To the Company's knowledge, during the fiscal year ended December 31, 2002, neither Mr. Kuh, a former President and Director, Mr. Wetzel or Mrs. Swank, all person believed to have a filing requirement, have filed an initial Form 3 or an annual Form 5.

Item 10. Executive Compensation

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001, and 2000, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                  Other Annual
Name and Principal Position      Year    Salary      Bonus      Compensation (*)
---------------------------      ----    ------      ----       ----------------

Raymond Kuh,                     2000      $0         $0            $ 2,562
President (2000-2002)            2001      $0         $0            $     0
                                 2002      $0         $0            $     0

Cindy Swank,                     2000      $0         $0            $ 2,562
Secretary/Treasurer              2001      $0         $0            $     0
                                 2002      $0         $0            $     0

---------------------

*The two officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is equally divided amongst the two (2) officers/directors for each sale made. Commissions were waived during the years ended December 31, 2001 and 2002.

During the three year period ended December 31, 2002 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

During the fiscal year ended December 31, 2002, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2003. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group: Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2002 and the date of this annual report we had outstanding 610,000 shares of common stock.

                    Name of Beneficial      Amount of Shares
Title of Class        Owner of Shares         Held by Owner   Percent of Class
--------------        ---------------         -------------   ----------------

Common          Cindy Swank (1)                   250,000           42.74%

Common          Scott Wetzel (2)                    2,000            0.33%

Common          Raymond J. Kuh (3)                250,000           42.74%

Common          All Executive Officers and        252,000           43.07%
                Directors as a Group
                (2 persons) (4)
------------------

(1) c/o Historical Autographs U.S.A., Inc., 516 W. Sprague Ave., Spokane, WA 99201. Includes 250,000 Common Shares. See "Certain Relationships and Related Transactions."

(2) c/o Historical Autographs U.S.A., Inc., 516 W. Sprague Ave., Spo ane, WA 99201.

(3) Mr. Kuh's address is 528 E. Ermina Ave., Spokane, WA 99207. Includes 250,000 Common Shares. See "Certain Relationships and Related Transactions."

(4) Includes the shares of Common Stock beneficially owned by Ms. Swank and Mr. Wetzel.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2002 and the date of this annual report we had outstanding 610,000 shares of common stock.

(a) Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 12. Certain Relationships and Related Transactions

Historical Autographs U.S.A., Inc. was incorporated on February 1, 1999, in the state of Nevada. On February 15, 1999, two hundred fifty thousand (250,000) shares of its common stock were purchased by the founder of the corporation and two hundred fifty thousand (250,000) shares of its common stock were purchased by Cindy Swank, the President, Treasurer and Director of the Company. Each of these individuals paid $2,500 in cash for 250,000 shares of our $0.001 par value common stock.

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is equally divided amongst the officers/directors for each document sale made. From inception through December 31, 2002 the current corporate officer/director, Ms. Swank, was paid a total of $4,896 for sales arranged on behalf of the Company. Additionally, as a result of minimal revenue and operations, commissions were waived during the year ended December 31, 2001 and commissions payable of $2,229 for Ms. Swank were accrued on our books during that fiscal year.

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

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer, who is also our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Exhibits
--------

3.1      Articles of Incorporation of Historical Autographs U.S.A., Inc.*

3.6.1    Bylaws*

4.1      Common stock certificate*

10.1.1   2001 stock Option Plan*


99.2     Certification Pursuant to Sarbanes-Oxley Act of 2002.

-------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2003

                       HISTORICAL AUTOGRAPHS U.S.A., INC.


                       By: /s/ Cindy Swank
                          ------------------------------
                          Cindy Swank, President, Chief
                          Executive Officer and Chief
                          Financial Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/Cindy Swank                                 Date:  April 11, 2003
----------------------------------
Cindy Swank, Director

s/Scott Wetzel                                Date:  April 11, 2003
----------------------------------
Scott Wetzel, Director


                                 CERTIFICATIONS


I, Cindy Swank, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Historical Autographs U.S.A., Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 11, 2003                      s/Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer
                                            And Chief Financial Officer

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                              Financial Statements
                                December 31, 2002


















                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

HISTORICAL AUTOGRAPHS U.S.A., INC.
December 31, 2002

TABLE OF CONTENTS
[GRAPHIC OMITTED]

--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                 1


FINANCIAL STATEMENTS

         Balance Sheets                                                      2

         Statements of Operations                                            3

         Statement of Stockholders' Equity                                   4

         Statements of Cash Flows                                            5


NOTES TO FINANCIAL STATEMENTS                                                6

Board of Directors
Historical Autographs U.S.A., Inc
Spokane, Washington



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



We have audited the accompanying balance sheets of Historical Autographs U.S.A., Inc. (a Nevada corporation) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historical Autographs U.S.A., Inc. as of December 31, 2002 and 2001, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has historically sustained operating losses and has limited cash resources. Its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2003

HISTORICAL AUTOGRAPHS U.S.A., INC.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                       December 31, December 31,
                                                           2002         2001
                                                       ------------ ------------

ASSETS

  CURRENT ASSETS
     Cash                                               $      30    $   1,703
     Accounts receivable                                    6,000           --
     Inventory                                             72,960       77,721
                                                        ---------    ---------
         TOTAL CURRENT ASSETS                              78,990       79,424
                                                        ---------    ---------

TOTAL ASSETS                                            $  78,990    $  79,424
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                                   $   1,200    $   1,536
     Commissions payable - related party                      660        4,458
     Sales tax payable                                         --        1,546
     Note payable                                             500           --
                                                        ---------    ---------
          TOTAL CURRENT LIABILITIES                         2,360        7,540
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES                                  --           --
                                                        ---------    ---------
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized,
     $0.001 par value; no shares issued and outstanding        --           --
  Common stock, 25,000,000 shares authorized,
     $0.001 par value; 610,000 and 585,000 shares
     issued and outstanding, respectively                     610          585
  Additional paid-in capital                              114,390       89,415
  Accumulated deficit                                     (38,370)     (18,116)
                                                        ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY                       76,630       71,884
                                                        ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  78,990    $  79,424
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                       Year Ended
                                                       December 31,
                                                 ----------------------
                                                    2002        2001
                                                 ---------    ---------

SALES                                            $  14,500    $  74,273

COST OF GOODS SOLD                                   9,761       57,243
                                                 ---------    ---------

GROSS PROFIT                                         4,739       17,030
                                                 ---------    ---------

EXPENSES
        Marketing                                      479          667
        Rent                                         3,600        3,300
        General and administrative                     752        1,098
        Legal and accounting                        16,747       19,860
        Consulting                                   1,574        1,402
        Stock transfer and resident agent fees         971        1,540
        Commissions                                    870        4,458
                                                 ---------    ---------
              TOTAL EXPENSES                        24,993       32,325
                                                 ---------    ---------

LOSS FROM OPERATIONS                               (20,254)     (15,295)

OTHER EXPENSE
        Interest expense                                --          164
                                                 ---------    ---------
              TOTAL OTHER EXPENSE
                                                        --          164
                                                 ---------    ---------

LOSS BEFORE INCOME TAXES                           (20,254)     (15,131)


INCOME TAXES                                            --           --
                                                 ---------    ---------

NET LOSS                                         $ (20,254)   $ (15,131)
                                                 =========    =========

        NET LOSS PER COMMON SHARE,
              BASIC AND DILUTED                  $   (0.03)   $   (0.03)
                                                 =========    =========
        WEIGHTED AVERAGE NUMBER OF
              COMMON STOCK SHARES
              OUTSTANDING, BASIC AND DILUTED       599,658      585,000
                                                 =========    =========

   The accompanying notes are an integral part of these financial statements.


HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                     Common Stock
                                                   -----------------  Additional                  Total
                                                     Number             Paid-in   Accumulated  Stockholders'
                                                   of Shares  Amount    Capital     Deficit       Equity
                                                   ---------  ------  ----------  -----------  ------------
Balance, January 1, 2001                             585,000  $  585   $  89,415  $    (2,985) $     87,015

Net loss for the year ended December 31, 2001             --      --          --      (15,131)      (15,131)
                                                   ---------  ------   ---------  -----------  ------------

Balance, December 31, 2001                           585,000     585      89,415      (18,116)       71,884

Common stock issued for cash at $1.00 per share       25,000      25      24,975           --        25,000

Net loss for the year ended December 31, 2002             --      --          --      (20,254)      (20,254)
                                                   ---------  ------   ---------  -----------  ------------

Balance, December 31, 2002                           610,000  $  610   $ 114,390  $   (38,370) $     76,630
                                                   =========  ======   =========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Year Ended
                                                                December 31,
                                                            -------------------
                                                              2002        2001
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(20,254)  $(15,131)
   Adjustments to reconcile net loss
     to net cash provided (used) in operating activities:
   Decrease in inventory                                       4,761      9,549
   Increase in accounts receivable                            (6,000)        --
   Increase (decrease) in accounts payable                      (336)     1,536
   Increase (decrease) in sales tax payable                   (1,546)     1,497
   Increase (decrease)in commissions payable                  (3,798)     4,458
                                                            --------   --------
Net cash provided (used) by operating activities             (27,173)     1,909
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --         --
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in loans payable                          500       (620)
   Common stock issued for cash                               25,000         --
                                                            --------   --------
Net cash provided (used) by financing activities              25,500       (620)
                                                            --------   --------

Change in cash                                                (1,673)     1,289

Cash, beginning of period                                      1,703        414
                                                            --------   --------
Cash, end of period                                         $     30   $  1,703
                                                            ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                               $     --   $     --
                                                            ========   ========
Income taxes paid                                           $     --   $     --
                                                            ========   ========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2002, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. NOTE 2 - ACCOUNTING POLICIES (continued)

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
----------------------------------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at December 31, 2002. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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

At December 31, 2002, the Company had net deferred tax assets of approximately $6,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $38,000 which expire in the years 2019 through 2022.

Web Site Development
--------------------
An outside consultant planned and developed the Company's web site to sell the Company's products. The planning and development costs incurred in this project, in the amount of $500 for the period ended December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with these standards, the Company will henceforth capitalize web site development costs. During the years ended December 31, 2002 and 2001, the Company had not incurred any additional web site development costs.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002, the Company has a year-end net loss of $20,254, an accumulated deficit of $38,370 and limited cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES (continued)

Going Concern (continued)
-------------------------
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Pronouncements
-------------------------
In June 2002, the Financial Accounting Standards Board (hereinafter "FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. which did not have a material effect on the financial statements of the Company at December 31, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------
Company adopted SFAS No. 144 and the adoption had no effect on the financial statements of the Company at December 31, 2002.

In October 2001, the FASB issued Statement of Accounting Financial Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and its adoption had no effect on the financial statements of the Company at December 31, 2002, as the Company has no long-lived assets.

In June 2001, the FASB issued Statement of Accounting Financial Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141"), and Statement of Accounting Financial Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company has adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have amortizable assets.

In September 2000, the FASB issued Statement of Accounting Financial Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (hereinafter "SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard does not have a material effect on the Company's results of operations or financial position.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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


NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of December 31, 2002.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The minimum monthly rent is $300. Rent expense for the year ended December 31, 2002 was $3,600.


NOTE 6 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.