Form 10QSB
period 2003-03-31
HISTORICAL AUTOGRAPHS USA INC
filed 2003-05-20
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003

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

Title of each class of Common Stock                Outstanding at March 31, 2003
-----------------------------------                -----------------------------

  Common Stock, $0.001 par value                              610,000


           Transitional Small Business Disclosure Format (check one):
                                 Yes        No  x
                                     ---       ---

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2003

                       Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               March 31, 2003  (unaudited) and December 31, 2002 (audited)     4

               Condensed Statements of Operations                              5
               Three Months ended March 31, 2003 and 2002

               Condensed Statement of Stockholders' Equity                     6

               Condensed Statements of Cash Flows                              7
               Three Months ended March 31, 2003 and 2002

               Notes to Financial Statements                                   8

     Item 2.   Management's Discussion and Analysis or Plan of Operation      14

     Item 3.   Controls and Procedures                                        16

PART II

     Item 1.   Legal Proceedings                                              16
     Item 2.   Change in Securities                                           16
     Item 3.   Defaults Upon Senior Securities                                16
     Item 4.   Submission of Matters to a vote of Security Holders            16
     Item 5.   Other Information                                              16
     Item 6.   Exhibits  and Reports on Form 8-K                              16

SIGNATURE PAGE                                                                17

CERTIFICATION                                                                 17

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

HISTORICAL AUTOGRAPHS U.S.A., INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          March 31,  December
                                                            2003       2002
                                                         ---------   ---------
                                                        (Unaudited)  (Audited)
ASSETS

  CURRENT ASSETS
    Cash                                                 $     172   $      30
    Accounts receivable                                          -       6,000
    Inventory                                               78,360      72,960
                                                         ---------   ---------
       TOTAL CURRENT ASSETS                                 78,532      78,990
                                                         ---------   ---------

TOTAL ASSETS                                             $  78,532   $  78,990
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                     $   7,152   $   1,200
    Commissions payable - related party                        300         660
    Sales tax payable                                            -           -
    Note payable                                               500         500
                                                         ---------   ---------
       TOTAL CURRENT LIABILITIES                             7,952       2,360
                                                         ---------   ---------
  COMMITMENTS AND CONTINGENCIES                                  -           -
                                                         ---------   ---------
  STOCKHOLDERS' EQUITY
    Preferred stock, 5,000,000 shares authorized,
      $0.001 par value; no shares issued and outstanding         -           -
    Common stock, 25,000,000 shares authorized,
      $0.001 par value; 610,000 and 585,000 shares
      issued and outstanding, respectively                     610         610
    Additional paid-in capital                             114,390     114,390
    Accumulated deficit                                    (44,421)    (38,370)
                                                         ---------   ---------
       TOTAL STOCKHOLDERS' EQUITY                           70,579      76,630
                                                         ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  78,532   $  78,990
                                                         =========   =========


   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                      Quarter Ended
                                                        March 31,
                                                 ----------------------
                                                    2003         2002
                                                 ---------    ---------


SALES                                            $      --    $   3,500

COST OF GOODS SOLD                                      --        2,361
                                                 ---------    ---------

GROSS PROFIT                                            --        1,139
                                                 ---------    ---------

EXPENSES
        Marketing                                      157          120
        Rent                                           900          900
        General and administrative                     191          218
        Legal and accounting                         4,343        2,803
        Consulting                                      --          183
        Stock transfer and resident agent fees         819          829
        Commissions                                     --          210
                                                 ---------    ---------
              TOTAL EXPENSES                         6,411        5,263
                                                 ---------    ---------

LOSS FROM OPERATIONS                                (6,411)      (4,124)

OTHER EXPENSE
        Interest expense                                --          (12)
                                                 ---------    ---------
              TOTAL OTHER EXPENSE
                                                        --          (12)
                                                 ---------    ---------
LOSS BEFORE INCOME TAXES                            (6,411)      (4,136)

INCOME TAXES                                            --           --
                                                 ---------    ---------

NET LOSS                                         $  (6,411)   $  (4,136)
                                                 =========    =========

        NET LOSS PER COMMON SHARE,
              BASIC AND DILUTED                  $   (0.01)   $   (0.01)
                                                 =========    =========
        WEIGHTED AVERAGE NUMBER OF
              COMMON STOCK SHARES
              OUTSTANDING, BASIC AND DILUTED       599,658      585,000
                                                 =========    =========


   The accompanying notes are an integral part of these financial statements.


HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENT OF STOCKHOLDERS' EQUITY  (Unaudited)
---------------------------------------------------------------------------------------------------------

                                                   Common Stock
                                                -----------------  Additional                   Total
                                                  Number             Paid-in   Accumulated  Stockholders'
                                                of Shares  Amount    Capital     Deficit       Equity
                                                ---------  ------  ----------  -----------  ------------

Balance, January 1, 2002                          585,000  $  585    $ 89,415  $   (18,116) $     71,884

Net loss for the quarter ended March 31, 2002          --      --          --       (4,136)       (4,136)
                                                 --------  ------  ----------  -----------  ------------

Balance, March 31, 2002                           585,000     585      89,415      (22,252)       67,748

Balance, January 1, 2003                          610,000     610     114,390      (38,010)       76,990

Net loss for the quarter ended March 31, 2003          --      --          --       (6,411)       (6,411)
                                                 --------  ------  ----------  -----------  ------------

Balance, March 31, 2003 (unaudited)               610,000  $  610  $  114,390  $   (44,421) $     70,579
                                                 ========  ======  ==========  ===========  ============


   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                             2003       2002
                                                        -----------  -----------
                                                        (unaudited)  (unaudited)
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (6,411)  $   (4,136)
  Adjustments to reconcile net loss
    to net cash provided (used) in operating activities:
  Decrease in inventory                                     (5,400)       2,361
  Increase in accounts receivable                            6,000           --
  Increase (decrease) in accounts payable                    5,952        1,705
  Increase (decrease) in sales tax payable                      --       (1,338)
  Increase (decrease)in commissions payable                     --          210
                                                        ----------   ----------
Net cash provided (used) by operating activities               141       (1,198)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES                            --           --
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in loans payable                          --           --
  Common stock issued for cash                                  --           --
                                                        ----------   ----------
Net cash provided (used) by financing activities                --           --
                                                        ----------   ----------

Change in cash                                                 141       (1,198)

Cash, beginning of period                                       31        1,703
                                                        ----------   ----------
Cash, end of period                                     $      172   $      505
                                                        ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                           $       --   $       --
                                                        ==========   ==========
Income taxes paid                                       $       --   $       --
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31, 2003, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at March 31, 2003. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

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

At March 31, 2003, the Company had net deferred tax assets of approximately $7,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

At March 31, 2003, the Company had net operating loss carryforwards of approximately $44,000 which expire in the years 2019 through 2023.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2003, the Company has a net loss of $6,411, an accumulated deficit of $44,421 and limited cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

NOTE 2 -ACCOUNTING POLICIES (continued)

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the pronouncement will have an effect on the financial statements of the Company as it has not entered into any of the aforementioned transactions.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------
Company adopted SFAS No. 144 and the adoption has no effect on the financial statements of the Company at December 31, 2003.

In October 2001, the FASB issued Statement of Accounting Financial Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and its adoption has no effect on the financial statements of the Company at December 31, 2003, as the Company has no long-lived assets.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

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


NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of March 31, 2003.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The minimum monthly rent is $300. Rent expense for the three months ended March 31, 2003 was $900.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of March 31, 2003 and the date of this report, the Company has five hundred eighty five thousand shares (610,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

(a) Plan of Operation:

     FORWARD-LOOKING STATEMENTS
     --------------------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB which includes audited financial statements for the year ended December 31, 2002. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

Current Status and Operations
-----------------------------

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $78,532 at March 31, 2003, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

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

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $44,421. For the quarter ended March 31, 2003, the Company had a net loss of $6,411 with zero revenues. As of March 31, 2003, the Company had cash of $172 and resale inventories of $78,360 for total assets of $78,532.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historical Autographs U.S.A., Inc. has limited assets. As of March 31, 2003, our assets consisted of cash of $172 and resale inventories of $78,360 for total assets of $78,532. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $7952, with available working capital at $70,580. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $44,421. For the three months ended March 31, 2003, the Company had a net loss of $6,411 on zero gross revenues. Management believes that its current capital will cover our anticipated capital needs until approximately December 31, 2003.

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

     For the quarter ending March 31, 2003, the Company reported a net loss of $6411 on zero revenues. compared to sales of $3500, a gross profit of $1,139 and a net loss of $4,124 in the quarter ended March 31, 2002. The Company incurred Operating Expenses of $6,411 in the quarter ended March 31, 2003, a decrease of $1,148 from the quarter ending March 31, 2002, when the Company incurred similar expenses totaling $5,263. The major difference in the two periods being attributable to increased legal and accounting costs. The Company's Quarter ended March 31, 2003 financial statements reflect adjustments and nonrecurring cost items and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 2.   CHANGE IN SECURITIES.    NONE

ITEM 3.  Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 28, 2003 the Company held its annual meeting of shareholders for the purpose of electing two directors to serve until the next annual meeting of shareholders. At the meeting the following persons were elected by a majority of the votes cast at the election: Cindy Swank and Scott Wetzel.

ITEM 5.  OTHER INFORMATION:  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.3     Certification Pursuant to Sarbanes-Oxley Act of 2002

(b)      The Company filed the following reports on Form 8-K:

         None.


                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                       HISTORICAL AUTOGRAPHS U.S.A.. INC.

Date:   May 19, 2003                   By:    /s/ Cindie Swank
                                          --------------------------------------
                                          Cindie Swank, Chief Financial Officer

Date:   May 19, 2003                   By:    /s/ Cindie Swank
                                          --------------------------------------
                                          Cindie Swank, Chief Executive Officer

Date:   May 19, 2003                   By:    /s/ Scott Wetzel
                                          --------------------------------------
                                          Scott Wetzel, Secretary



                                  CERTIFICATION


I, Cindy Swank, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Historical Autographs U.S.A., Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 19, 2003                        s/Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer
                                            and Chief Financial Officer