Form 10QSB
period 2003-06-30
HISTORICAL AUTOGRAPHS USA INC
filed 2003-08-21
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

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

                               Yes   x     No
                                   ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock                 Outstanding at June 30, 2003
-----------------------------------                 ----------------------------
Common Stock, $0.001 par value                                 610,000


           Transitional Small Business Disclosure Format (check one):

                               Yes         No  x
                                   ---        ---

                               TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED JUNE 30, 2003

Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               June 30, 2003  (unaudited) and December 31, 2002 (audited)      3

               Condensed Statements of Operations                              4
               Three Months and Six Month ended June 30, 2003 and 2002

               Condensed Statements of Cash Flows                              5
               Six Months ended June 30, 2003 and 2002

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis or Plan of Operation      10

     Item 3.   Controls and Procedures                                        12

PART II

     Item 1.   Legal Proceedings                                              12
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            12
     Item 5.   Other Information                                              12
     Item 6.   Exhibits  and Reports on Form 8-K                              12

SIGNATURE PAGE                                                                13

CERTIFICATIONS                                                                13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

HISTORICAL AUTOGRAPHS U.S.A., INC.
BALANCE SHEETS
-----------------------------------------------------------------------------------
                                                              June 30,
                                                                2003       Dec 31,
                                                            (unaudited)     2002
                                                             ---------    ---------
ASSETS

      CURRENT ASSETS

             Cash                                            $      14    $      30
             Accounts receivable                                     -        6,000
             Inventory                                          78,360       72,960
                                                             ---------    ---------
                   TOTAL CURRENT ASSETS                         78,374       78,990
                                                             ---------    ---------

TOTAL ASSETS                                                 $  78,374    $  78,990
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
             Accounts payable                                $   8,083    $   1,200
             Commissions payable - related party                   660          660
             Interest payable                                       15            -
             Note payable                                          500          500
                                                             ---------    ---------
                   TOTAL CURRENT LIABILITIES                     9,258        2,360
                                                             ---------    ---------

       COMMITMENTS AND CONTINGENCIES                                 -            -
                                                             ---------    ---------
       STOCKHOLDERS' EQUITY
             Preferred stock, 5,000,000 shares authorized,
                    $0.001 par value; no shares issued               -            -
                    and outstanding
             Common stock, 25,000,000 shares authorized,
                    $0.001 par value; 610,000 issued               610          610
                    and outstanding
             Additional paid-in capital                        114,390      114,390
             Accumulated deficit                               (45,884)     (38,370)
                                                             ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                         69,116       76,630
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  78,374    $  78,990
                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------------------------
                                                   Three Months               Six Months
                                                      Ended                     Ended
                                                     June 30,                  June 30,
                                                   (unaudited)               (unaudited)
                                              ----------------------    ----------------------
                                                 2003         2002        2003          2002
                                              ---------    ---------    ---------    ---------
SALES                                         $       -    $   5,000    $       -    $   8,500

COST OF GOODS SOLD                                    -        2,400            -        4,761
                                              ---------    ---------    ---------    ---------

GROSS PROFIT                                          -        2,600            -        3,739
                                              ---------    ---------    ---------    ---------


EXPENSES
    Marketing                                       120          120          277          240
    Rent                                            900          900        1,800        1,800
    General and administrative                       41          382          232          612
    Legal and accounting                              -        9,052        4,343       11,855
    Consulting                                        -        1,275            -        1,459
    Stock transfer and resident agent fees            -          115          819          944
    Commissions                                       -          300            -          510
                                              ---------    ---------    ---------    ---------
                              TOTAL EXPENSES      1,061       12,143        7,471       17,419
                                              ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                             (1,061)      (9,543)      (7,471)     (13,680)

OTHER EXPENSE
           Interest expense                          36           12           43           12
                                              ---------    ---------    ---------    ---------
                         TOTAL OTHER EXPENSE         36           12           43           12
                                              ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                         (1,097)      (9,556)      (7,514)     (13,692)

INCOME TAXES                                          -            -            -            -
                                              ---------    ---------    ---------    ---------

NET LOSS                                      $  (1,097)   $  (9,556)   $  (7,514)   $ (13,692)
                                              =========    =========    =========    =========

                  NET LOSS PER COMMON SHARE,
                           BASIC AND DILUTED  $     nil    $   (0.02)   $   (0.01)   $   (0.02)
                                              =========    =========    =========    =========

                  WEIGHTED AVERAGE NUMBER OF
                         COMMON STOCK SHARES
              OUTSTANDING, BASIC AND DILUTED    610,000      593,250      610,000      589,250
                                              =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                 June 30,
                                                               (unaudited)
                                                            2003        2002
                                                          --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                          $ (7,514)   $(13,692)
        Adjustments to reconcile net loss
              to net cash used in operating activities:
        Changes in operating assets and liabilities:
        Accounts receivable                                  6,000           -
        Inventory                                           (5,400)       (239)
        Accounts payable                                     6,883      (1,496)
        Commissions payable                                      -      (4,158)
        Interest payable                                        15           -
        Sales tax payable                                        -      (1,547)
                                                          --------    --------
Net cash used by operating activities                          (16)    (21,132)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                             -           -
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock issued for cash                             -      25,000
                                                          --------    --------
Net cash provided by financing activities                        -      25,000
                                                          --------    --------

Change in cash                                                 (16)      3,868

Cash, beginning of period                                       30       1,704
                                                          --------    --------

Cash, end of period                                       $     14    $  5,572
                                                          ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                             $      -    $      -
                                                          ========    ========
Income taxes paid                                         $      -    $      -
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
June 30, 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's December 31, 2002 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE 2 - ACCOUNTING POLICIES

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2003, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at June 30, 2003. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Revenue and Cost Recognition
----------------------------
Revenues from retail sales are recognized at the time the products are delivered.

Although the Company does not provide a written warranty on its items sold, the Company will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic. In a majority of instances, the Company receives a certificate of authenticity for documents (items) purchased from its vendors and is reasonably assured as to the provenance

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
June 30, 2003
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)
----------------------------------------
of its products. Since inception, the Company has made no refunds for the sale of any non- authentic items nor has the Company received any claims or notice of prospective claims relating to such items. Accordingly, the Company has not established a reserve against forgery or nonauthenticity.

If a product proves not to be authentic, a full refund is given to the purchaser and a charge against sales and related costs is recorded.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2003, the Company has a net loss of $7,514, an accumulated deficit of $45,884 and limited cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
June 30, 2003
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of June 30, 2003.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
June 30, 2003
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The minimum monthly rent is $300.

Concentration
-------------
As of June 30, 2003, the Company had $78,360 of its total assets of $78,374 invested in inventory.

NOTE 6 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.

On March 28, 2003, Mr. Ray Kuh resigned as president of the Company. Ms. Cindy Swank was voted the new president, and Mr. Scott Wetzel was voted in as the new secretary and vice president.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of June 30, 2003 and the date of this report, the Company has six hundred ten thousand shares (610,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

Current Status and Operations
-----------------------------

     Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $78,360 at June 30, 2003, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases
documents  principally  at  auctions,   from  private  collectors,
dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

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

     From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $45,884. For the quarter ended June 30, 2003, the Company had a net loss of $1,061 with zero revenues. As of June 30, 2003, the Company had cash of $14 and resale inventories of $78,360 for total assets of $78,374.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historical Autographs U.S.A., Inc. has limited assets. As of June 30, 2003, our assets consisted of cash of $14 and resale inventories of $78,360 for total assets of $78,374. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $9,258, with available working capital at $69,116. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $45,884. For the six months ended June 30, 2003, the Company had a net loss of $7,514 on zero gross revenues. Management believes that its current capital will cover our anticipated capital needs until approximately June 30, 2004.

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

     For the quarter ending June 30, 2003, the Company reported a net loss of $1097 on zero revenues. compared to sales of $5,000, a gross profit of $2,600 and a net loss of $9,556 in the quarter ended June 30, 2002. The Company incurred Operating Expenses of $1,061 in the quarter ended June 30, 2003, a decrease of $11,082 from the quarter ending June 30, 2002, when the Company incurred similar expenses totaling $12,143. The major difference in the two periods being attributable to legal and accounting costs of $9,052 and consulting fees of $1,275 incurred in the quarter ended June 30, 2002 in contrast to no such costs in June of 2003. The Company's Quarter ended June 30, 2003 financial statements reflect adjustments and nonrecurring cost items and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

(a)  Exhibits

     99.4 Certification Pursuant to Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                         HISTORICAL AUTOGRAPHS U.S.A.. INC.

Date:   August 19, 2003                  By:    /s/ Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Financial Officer

Date:   August 19, 2003                  By:    /s/ Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer

Date:   August 19, 2003                  By:    /s/ Scott Wetzel
                                            ------------------------------------
                                            Scott Wetzel, Secretary


                                 CERTIFICATIONS
I, Cindy Swank, certify that:

     1. I have reviewed this annual report on Form 10-QSB of Historical Autographs U.S.A., Inc.;

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


Dated:  August 19, 2003                      s/Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer
                                            And Chief Financial Officer