Form 10QSB/A
period 2003-03-31
HISTORICAL AUTOGRAPHS USA INC
filed 2003-08-22
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                       Historical Autographs U.S.A.. Inc.

PART I

     Item 1.   Financial Statements
               Condensed Balance Sheets -
               March 31, 2003  (unaudited) and December 31, 2002 (audited)     3

               Condensed Statements of Operations                              4
               Three Months ended March 31, 2003 and 2002

               Condensed Statements of Cash Flows                              5
               Three Months ended March 31, 2003 and 2002

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

     Item 3.   Controls and Procedures                                        14

PART II

     Item 1.   Legal Proceedings                                              14
     Item 2.   Change in Securities                                           14
     Item 3.   Defaults Upon Senior Securities                                14
     Item 4.   Submission of Matters to a vote of Security Holders            14
     Item 5.   Other Information                                              14
     Item 6.   Exhibits  and Reports on Form 8-K                              14

SIGNATURE PAGE                                                                15

CERTIFICATIONS                                                                15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS
                                                                March 31,
                                                                  2003        Dec 31,
                                                              (unaudited)      2002
                                                               ---------    ---------
ASSETS

  CURRENT ASSETS
     Cash                                                      $     172    $      30
     Accounts receivable                                               -        6,000
     Inventory                                                    78,360       72,960
                                                               ---------    ---------
          TOTAL CURRENT ASSETS                                    78,532       78,990
                                                               ---------    ---------

TOTAL ASSETS                                                   $  78,532    $  78,990
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                                          $   7,153    $   1,200
     Commissions payable - related party                             660          660
     Note payable                                                    500          500
                                                               ---------    ---------
          TOTAL CURRENT LIABILITIES                                8,313        2,360
                                                               ---------    ---------

  COMMITMENTS AND CONTINGENCIES                                        -            -
                                                               ---------    ---------
  STOCKHOLDERS' EQUITY
     Preferred stock, 5,000,000 shares authorized,
       $0.001 par value; no shares issued and outstanding              -            -
     Common stock, 25,000,000 shares authorized,
       $0.001 par value; 610,000 issued and outstanding              610          610
     Additional paid-in capital                                  114,390      114,390
     Accumulated deficit                                         (44,781)     (38,370)
                                                               ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY                              70,219       76,630
                                                               ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  78,532    $  78,990
                                                               =========    =========

              See condensed notes to interim financial statements.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                      STATEMENTS OF OPERATIONS (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                      (unaudited)
                                                 ----------------------
                                                    2003         2002
                                                 ---------    ---------

SALES                                            $       -    $   3,500

COST OF GOODS SOLD                                       -        2,361
                                                 ---------    ---------

GROSS PROFIT                                             -        1,139
                                                 ---------    ---------
EXPENSES
        Marketing                                      157          120
        Rent                                           900          900
        General and administrative                     191          218
        Legal and accounting                         4,343        2,803
        Consulting                                       -          183
        Stock transfer and resident agent fees         819          829
        Commissions                                      -          210
                                                 ---------    ---------
              TOTAL EXPENSES                         6,411        5,263
                                                 ---------    ---------

LOSS FROM OPERATIONS                                (6,411)      (4,124)

OTHER EXPENSE
        Interest expense                                 -           12
                                                 ---------    ---------
              TOTAL OTHER EXPENSE                        -           12
                                                 ---------    ---------

LOSS BEFORE INCOME TAXES                            (6,411)      (4,136)

INCOME TAXES                                             -            -
                                                 ---------    ---------

NET LOSS                                         $  (6,411)   $  (4,136)
                                                 =========    =========

        NET LOSS PER COMMON SHARE,
              BASIC AND DILUTED                  $   (0.01)   $   (0.01)
                                                 =========    =========
        WEIGHTED AVERAGE NUMBER OF
              COMMON STOCK SHARES
              OUTSTANDING, BASIC AND DILUTED       610,000      585,000
                                                 =========    =========

              See condensed notes to interim financial statements.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                                (unaudited)
                                                             ------------------
                                                               2003       2002
                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $(6,411)   $(4,136)
    Adjustments to reconcile net loss
       to net cash provided (used) in operating activities:
    Decrease in inventory                                     (5,400)     2,361
    Increase in accounts receivable                            6,000          -
    Increase (decrease) in accounts payable                    5,953      1,705
    Increase (decrease) in sales tax payable                       -     (1,338)
    Increase (decrease) in commissions payable                     -        210
                                                             -------    -------
Net cash provided (used) by operating activities                 142     (1,198)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES                               -          -
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in loans payable                           -          -
    Common stock issued for cash                                   -          -
                                                             -------    -------
Net cash provided (used) by financing activities                   -          -
                                                             -------    -------

Change in cash                                                   142     (1,198)

Cash, beginning of period                                         30      1,703
                                                             -------    -------

Cash, end of period                                          $   172    $   505
                                                             =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                $     -    $     -
                                                             =======    =======
Income taxes paid                                            $     -    $     -
                                                             =======    =======

              See condensed notes to interim financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2003, the Company has a net loss of $6,411, an accumulated deficit of $44,781 and limited cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Pronouncements
-------------------------
In June 2002, the Financial Accounting Standards Board (hereinafter "FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------
relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Notes to Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------
The Company adopted SFAS No. 143 and its adoption has no effect on the financial statements of the Company at December 31, 2003, as the Company has no long-lived assets.

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

Concentration
-------------
As of March 31, 2003, the Company had $78,360 of its total assets of $78,532 invested in inventory.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of March 31, 2003 and the date of this report, the Company has six hundred ten thousand shares (610,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

Current Status and Operations
-----------------------------

Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $78,360 at March 31, 2003, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents.

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

From inception the Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit (unaudited) of $44,781. For the quarter ended March 31, 2003, the Company had a net loss of $6,411 with zero revenues. As of March 31, 2003, the Company had cash of $172 and resale inventories of $78,360 for total assets of $78,532.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historical Autographs U.S.A., Inc. has limited assets. As of March 31, 2003, our assets consisted of cash of $172 and resale inventories of $78,360 for total assets of $78,532. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $8,313, with available working capital at $70,219. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $44,781. For the three months ended March 31, 2003, the Company had a net loss of $6,411 on zero gross revenues. Management believes that its current capital will cover our anticipated capital needs until approximately December 31, 2003.

Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur. For the quarter ending March 31, 2003, the Company reported a net loss of $6,411 on zero revenues compared to sales of $3,500, a gross profit of $1,139 and a net loss of $4,136 in the quarter ended March 31, 2002. The Company incurred operating expenses of $6,411 in the quarter ended March 31, 2003, a decrease of $1,148 from the quarter ending March 31, 2002, when the Company incurred similar expenses totaling $5,263. The major difference in the two periods being attributable to increased legal and accounting costs. The Company's Quarter ended March 31, 2003 financial statements reflect adjustments and nonrecurring cost items and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this amended report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

(a)      Exhibits

         99.5     Certification Pursuant to Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.


                                         HISTORICAL AUTOGRAPHS U.S.A. INC.


Date:   August 21, 2003                  By:    /s/ Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Financial Officer

Date:   August 21, 2003                  By:    /s/ Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer

Date:   August 21, 2003                  By:    /s/ Scott Wetzel
                                            ------------------------------------
                                            Scott Wetzel, Secretary


                                 CERTIFICATIONS

I, Cindy Swank, certify that:

     1. I have reviewed this amended report on Form 10-QSB of Historical Autographs U.S.A., Inc.;

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

Dated:  August 21, 2003                         s/Cindy Swank
                                            ------------------------------------
                                            Cindy Swank, Chief Executive Officer
                                            And Chief Financial Officer