Form 10QSB
period 2003-10-29
HISTORICAL AUTOGRAPHS USA INC
filed 2003-10-30
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2003

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File No. 000-32603

                       Historical Autographs U.S.A., Inc.
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

     Nevada                                                       91-1955323
     ------                                                       ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                       Identification No.)

                     516 W. Sprague Ave., Spokane, WA 99201
                     --------------------------------------
                    (Address of principal executive offices)

                                 (509) 744-8590
                                 --------------
                 (Issuer's Telephone Number Including Area Code)


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

                               Yes   x     No
                                    ---        ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at October 28, 2003
-----------------------------------              -------------------------------

Common Stock, $0.001 par value                             1,220,000


           Transitional Small Business Disclosure Format (check one):
                                  Yes        No  x
                                       ---      ---

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2003

                       Historical Autographs U.S.A., Inc.

PART I

     Item 1. Financial Statements
             Condensed Balance Sheets -
             September 30, 2003  (unaudited) and December 31, 2002 (audited)   3

             Condensed Statements of Operations                                4
             Three Months and Nine Month ended September 30, 2003 and 2002

             Condensed Statement of Stockholders' Equity                       5

             Condensed Statements of Cash Flows                                6
             Nine Months ended September 30, 2003 and 2002

             Notes to Financial Statements                                     7

     Item 2. Management's Discussion and Analysis or Plan of Operation        11
     Item 3. Controls and Procedures                                          13

PART II

     Item 1. Legal Proceedings                                                13
     Item 2. Change in Securities                                             13
     Item 3. Defaults Upon Senior Securities                                  13
     Item 4. Submission of Matters to a vote of Security Holders              13
     Item 5. Other Information                                                13
     Item 6. Exhibits and Reports on Form 8-K                                 13

SIGNATURE PAGE                                                                15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                                 BALANCE SHEETS


                                                                September 30,
                                                                     2003    December 31,
                                                                 (unaudited)     2002
                                                                 ----------   ---------
ASSETS

    CURRENT ASSETS
        Cash                                                     $     237    $      30
        Accounts receivable                                             --        6,000
        Inventory                                                   74,860       72,960
                                                                 ----------   ---------
            TOTAL CURRENT ASSETS                                    75,097       78,990
                                                                 ----------   ---------

TOTAL ASSETS                                                     $  75,097    $  78,990
                                                                 =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Accounts payable                                         $   6,304    $   1,200
        Commissions payable - related party                          1,020          660
        Sales tax payable                                               --           --
        Interest payable                                                15           --
        Loan                                                           500          500
        Loan from officer                                               50           --
                                                                 ----------   ---------
            TOTAL CURRENT LIABILITIES                                7,889        2,360
                                                                 ----------   ---------

    COMMITMENTS AND CONTINGENCIES                                       --           --
                                                                 ----------   ---------

    STOCKHOLDERS' EQUITY
        Preferred stock, 5,000,000 shares authorized,
            $0.001 par value; no shares issued and outstanding          --           --
        Common stock, 25,000,000 shares authorized,
            $0.001 par value; 610,000 shares
             issued and outstanding                                    610          610
        Additional paid-in capital                                 114,390      114,390
        Accumulated deficit                                        (47,792)     (38,370)
                                                                 ----------   ---------
            TOTAL STOCKHOLDERS' EQUITY                              67,208       76,630
                                                                 ----------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  75,097    $  78,990
                                                                 =========    =========

                            See accompanying notes.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended          Nine Months Ended
                                                 --------------------------- -----------------------------
                                                 September 30, September 30, September 30,  September 30,
                                                     2003          2002          2003           2002
                                                  (unaudited)  (unaudited)   (unaudited)     (unaudited)
                                                  ---------     --------      ---------       ---------
SALES                                             $   6,000     $      -      $   6,000       $   8,500

COST OF GOODS SOLD                                    3,500            -          3,500           4,761
                                                  ---------     --------      ---------       ---------

GROSS PROFIT                                          2,500            -          2,500           3,739


EXPENSES
     Marketing                                           80          120            357             360
     Rent                                               900          900          2,700           2,700
     General and administrative                         160           76            392             689
     Legal and accounting                             2,879        3,255          7,222          15,110
     Consulting                                           -          116              -           1,575
     Stock transfer and resident agent fees               -           27            819             971
     Commissions                                        360            -            360             510
                                                  ---------     --------      ---------       ---------
          TOTAL EXPENSES                              4,379        4,494         11,850          21,913
                                                  ---------     --------      ---------       ---------

LOSS FROM OPERATIONS                                 (1,879)      (4,494)        (9,350)        (18,174)

OTHER EXPENSE
     Interest expense                                   (29)           -            (72)            (12)
                                                  ---------     --------      ---------       ---------
          TOTAL OTHER EXPENSES                          (29)           -            (72)            (12)
                                                  ---------     --------      ---------       ---------

LOSS BEFORE INCOME TAXES                             (1,908)      (4,494)        (9,422)        (18,186)

INCOME TAXES                                              -            -              -               -
                                                  ---------     --------      ---------       ---------

NET LOSS                                          $  (1,908)    $ (4,494)     $  (9,422)      $ (18,186)
                                                  =========     ========      =========       =========

     NET LOSS PER COMMON SHARE,
          BASIC AND DILUTED                       $   (0.00)    $  (0.01)     $   (0.02)      $   (0.03)
                                                  =========     ========      =========       =========

     WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES
          OUTSTANDING, BASIC AND DILUTED            610,000      610,000        610,000         596,250
                                                  =========     ========      =========       =========

                            See accompanying notes.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                      Common Stock
                                                   ------------------
                                                                      Additional                  Total
                                                    Number              Paid-in   Accumulated  Stockholders'
                                                   of Shares  Amount    Capital     Deficit       Equity
                                                   ---------  ------  ----------  -----------  -------------
Balance, December 31, 2001                         $ 585,000  $  585  $   89,415  $   (18,116) $      71,884

Common stock issued for cash at $1.00 per share       25,000      25      24,975            -         25,000

Net loss for the year ended December 31, 2002              -       -           -      (20,254)       (20,254)
                                                   ---------  ------   ---------   ----------  -------------

Balance, December 31, 2002                           610,000     610     114,390      (38,370)        76,630

Net loss for the period ended September 30, 2003           -       -           -       (9,422)        (9,422)
                                                   ---------  ------   ---------   ----------  -------------

Balance, September 30, 2003 (unaudited)              610,000  $  610   $ 114,390   $  (47,792) $      67,208
                                                   =========  ======   =========   ==========  =============

                            See accompanying notes.

                       HISTORICAL AUTOGRAPHS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                        ----------------------------
                                                                        September 30,  September 30,
                                                                             2003          2002
                                                                         (unaudited)   (unaudited)
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (9,422)     $(18,186)
   Adjustments to reconcile net loss
     to net cash provided (used) in operating activities:
   Decrease (increase) in inventory                                         (1,900)         (239)
   Increase in accrued rent                                                     --            --
   Increase (decrease) in accounts payable                                   5,104        (1,236)
   Decrease in Accounts Receivable                                           6,000
   Increase (decrease) in sales tax payable                                     --        (1,546)
   Increase in interest payable                                                 15            --
   Increase (decrease) in commissions payable                                  360        (4,158)
                                                                          --------      --------
Net cash provided (used) in operating activities                               157       (25,365)
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:                                           --            --
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in loans payable                                                    50            --
   Common stock issued for cash                                                 --        25,000
                                                                          --------      --------
Net cash provided (used) by financing activities                                50        25,000
                                                                          --------      --------

Change in cash                                                                 207          (365)

Cash, beginning of period                                                       30         1,703
                                                                          --------      --------
Cash, end of period                                                       $    237      $  1,338
                                                                          ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                             $     --      $     --
                                                                          ========      ========
Income taxes paid                                                         $     --      $     --
                                                                          ========      ========

                            See accompanying notes.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Condensed Notes to Financial Statements
September 30, 2003
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE 2 - ACCOUNTING POLICIES

Use of Estimates
----------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2003, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Reclassifications
-----------------

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

Inventories
-----------

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at September 30, 2003. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Revenue and Cost Recognition
----------------------------

Revenues from retail sales are recognized at the time the products are delivered.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Condensed Notes to Financial Statements
September 30, 2003
--------------------------------------------------------------------------------

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

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2003, the Company has a net loss of $9,422, an accumulated deficit of $47,792 and limited cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its retail venture. Management's plans are to seek additional capital through sales of the Company's stock.

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

HISTORICAL AUTOGRAPHS U.S.A., INC.
Condensed Notes to Financial Statements
September 30, 2003
--------------------------------------------------------------------------------

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

NOTE 4 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on March 5, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to the terms of the plan. No options have been issued under the plan as of September 30, 2003.

HISTORICAL AUTOGRAPHS U.S.A., INC.
Condensed Notes to Financial Statements
September 30, 2003
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------

The Company has a month-to-month rental agreement for office space in Spokane, Washington. The minimum monthly rent is $300.

Concentration
-------------

As of September 30, 2003, the Company had $74,860 of its total assets of $75,097 invested in inventory.

NOTE 6 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to each of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.

On March 28, 2003, Mr. Ray Kuh resigned as president of the Company. Ms. Cindy Swank was voted the new president, and Mr. Scott Wetzel was voted in as the new secretary and vice president.

NOTE 7 - LOAN PAYABLE

In December 2002 the Company borrowed $500. According to the loan agreement, principal and interest, in the amount of 6%, is due on December 12, 2003.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, on October 20, 2003 the Company executed an agreement to acquire all of the issued and outstanding shares of Arbios Technologies, Inc., a private biomedical device company based in Los Angeles, CA. The Company will acquire all of Arbios' shares through a merger in which the Company will issue approximately 12,000,000 shares of its unregistered common stock to the shareholders of Arbios. After the merger, Historical will change its name to "Arbios Systems, Inc.", and will continue to trade on the Pink Sheets under a new trading symbol. Arbios Technologies, Inc. has worldwide rights to patents issued or pending covering a portfolio of technologies, including two extracorporeal liver assist devices, which are in pre-clinical development. Each of Arbios' devises is considered to be a potential treatment for liver failure.

Also subsequent to the date of these financial statements, on October 6, 2003 the Company declared a 100% stock dividend for all shareholders of record as of that date totaling 610,000 shares of common stock. For each share of common stock held, the shareholders received an additional share of common stock. This transaction will be accounted for as a stock split for accounting purposes, although under Nevada law this was recognized as a stock dividend.

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

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and the possible acquisition of Arbios Technologies, Inc. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview
--------

Historical Autographs U.S.A., Inc. was organized as a Nevada Corporation on February 1, 1999. The original Articles of Incorporation authorize the issuance of thirty million (30,000,000) shares of stock, including twenty five million (25,000,000) shares of common stock at par value $0.001 per share and five million (5,000,000) shares of Preferred stock at par value $0.001 per share. As of September 30, 2003 the Company has six hundred ten thousand (610,000) shares of its $0.001 par value common voting stock issued and outstanding. As the result of a 100% stock dividend for the benefit of the shareholders of record on October 6, 2003, as of October 6, 2003 there are one million two hundred twenty thousand (1,220,000) shares of its $0.001 par value common voting stock issued and outstanding.

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

Current Status and Operations
-----------------------------

Historical Autographs U.S.A., Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing historical documents such as letters, photographs and signatures of governmental, political and military figures, inventors, Nobel Prize winners, significant physicians, scientists, explorers, aviators and astronauts, entertainers, musicians, composers, authors, artists, clergymen, judges, lawyers, and well-known athletes, among others. Our document inventory currently consists of approximately 30 different documents, with an inventory cost of $74,860 at September 30, 2003, including photographs and signatures of entertainers, letters, documents and signatures of political figures, letters and signatures of scientists and signatures of historic sports figures. The Company purchases documents principally at auctions, from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. Retail sales of documents are primarily facilitated through our web site: http://www.historical-autographs.com.

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

Subsequent to the quarter ended September 30, 2003, the Company entered into an agreement to acquire all of the issued and outstanding shares of Arbios Technologies, Inc. a private biomedical device company based in Los Angles, California. The agreement intends that the Company will acquire Arbios Technologies, Inc. through the issuance of approximately 12,000,000 shares of its unregistered common stock to the shareholders of Arbios Technologies, Inc. If the transaction is completed the current shareholders of the Company will own approximately nine percent of the then outstanding stock. Arbios Technologies, Inc. is an early stage company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful the diagnosis and treatment of acute liver failure. If the acquisition of Arbios Technologies, Inc. is completed as currently contemplated, the Company will cease its current e-commerce operations and continue the development of the medical technologies that Arbios Technologies, Inc. is currently pursuing.
Accordingly, the Company's plan of operations will change from the plan discussed in this Form 10-QSB and in the Company's prior filings with the Securities and Exchange Commission. If the acquisition of Arbios Technologies, Inc. is completed as scheduled on October 30, 2003, the Company will provide information regarding Arbios Technologies, Inc., its business, operations, technologies, officers and directors, and financial condition in filings made by the Company with the Securities and Exchange Commission following the closing. No assurance can be given that the acquisition will be completed, or if completed that the Company's new plan of operations will be successful.

LIQUIDITY AND CAPITAL RESOURCES/RESULTS OF OPERATIONS

Historical Autographs U.S.A., Inc. has limited assets. As of September 30, 2003, our assets consisted of cash of $237 and resale inventories of $74,860 for total assets of $75,097. Our officers own the computer equipment the Company utilizes. Current liabilities totaled $7,889, with available working capital at $67,208. The Company has had minimal operations and limited revenues. From inception the Company accumulated an operating deficit of $47,792. For the nine months ended September 30, 2003, the Company had a net loss of $9,422 on gross revenues of $6,000.

Management currently believes that its existing capital and future funds from operations will be insufficient to fund the Company's activities, and according that the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, can be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

For the quarter ending September 30, 2003, the Company reported a net loss of $1,908 on revenues of $6,000. compared to sales of $0 and a net loss of $4,494 in the quarter ended September 30, 2002. The Company incurred Operating Expenses of $4,379 in the quarter ended September 30, 2003, almost identical to the quarter ending September 30, 2002, when the Company incurred similar expenses totaling $4,494. The Company's Quarter ended September 30, 2003 financial statements reflect adjustments and nonrecurring cost items and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

As  a  result  of  the  foregoing,   the  Company   decided  to  acquire  Arbios
Technologies,  Inc. If the  acquisition  is  completed as  contemplated,  Arbios
Technologies, Inc. will, at the time of the acquisition have in excess of $3,500,000 of cash on hand, other assets of approximately $500,000, and liabilities of less than $150,000. Upon the closing of the acquisition, the company will cease its current e-commerce business and will assume the operations of Arbios Technologies, Inc. The financial resources that Arbios Technologies, Inc. is expected to have at the time of the acquisition are currently expected by the Company to be sufficient to fund the working capital needs of the Company (including those of Arbios Technologies, Inc.) for at least the next twelve months.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.   CHANGE IN SECURITIES.

After the end of the fiscal quarter ending September 30, 2003, the Company issued a stock dividend of one share of common stock for each share of common stock outstanding on October 6, 2003.

ITEM 3.    Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 6, 2003, the holders of over 81% of the then issued and outstanding shares of common stock voted to amend the name of the Company to "Arbios Systems, Inc." if the acquisition of Arbios Technologies, Inc. is completed. The vote was taken by written consent without a meeting, and notice of the action is being provided to the Company's stockholders as required by Nevada law. The name change will be effected after the acquisition of Arbios Technologies, Inc.

ITEM 5.  OTHER INFORMATION: NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) The Company filed the following reports on Form 8-K:

The Company filed no Form 8-K forms during the quarter ended September 30, 2003 but filed one Form 8-K on October 24, 2003, subsequent to the quarter ended September 30, 2003, for the purpose of furnishing a copy of a press release issued October 23, 2003 concerning the execution of an agreement to acquire all of the issued and outstanding shares of Arbios Technologies, Inc., a private biomedical device company.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                        HISTORICAL AUTOGRAPHS U.S.A., INC.

Date:   October 29, 2003             By:    s/Cindy Swank
                                        ---------------------------------------
                                        Cindy Swank, Chief Financial Officer

Date:   October 29, 2003             By:    s/Cindy Swank
                                        ----------------------------------------
                                        Cindy Swank, Chief Executive Officer