Form 10QSB
period 2004-06-30
ARBIOS SYSTEMS INC
filed 2004-08-13
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 9, 2004, there were 13,198,097 shares of common stock, $.001 par value, issued and outstanding.


                              ARBIOS SYSTEMS, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                                    PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited) and
                  December 31, 2003..................................................................   3

                  Condensed Consolidated  Statements of Operations for the three months  and six months  ended June 30,  2004 and 2003 and from
                  inception to June 30, 2004 (unaudited).............................................   4

                  Condensed  Consolidated  Statements  of Cash Flows for the six
                  months ended June 30, 2004 and 2003 and from inception to June
                  30, 2004 (unaudited)...............................................................   5

                  Notes to Condensed Consolidated Financial Statements...............................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7

Item 3.    Controls And Procedures...................................................................   16

PART II. OTHER INFORMATION

Item 5.    Other Information.........................................................................   17

Item 6.    Exhibits and Reports on Form 8-K..........................................................   17

SIGNATURES...........................................................................................   18

CERTIFICATIONS ......................................................................................   19



PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS                                                                              June 30,     December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)     (Audited)
                                                                                  -----------    -----------
Current assets
  Cash                                                                            $ 2,511,938    $ 3,507,086
  Prepaid expenses                                                                    122,735        155,986
                                                                                  -----------    -----------
    Total current assets                                                          $ 2,634,673    $ 3,663,072

Net property and equipment                                                             55,213         45,633
Patent rights, net of accumulated amortization of $90,656                             309,344        324,145
Other assets                                                                           12,671          7,434
                                                                                  -----------    -----------

        Total assets                                                              $ 3,011,901    $ 4,040,284
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                $    40,082    $   148,229
  Accrued expenses                                                                    188,140
  Current portion of capitalized lease obligation                                       8,907          8,526
                                                                                  -----------    -----------
    Total current liabilities                                                         237,129        156,755
Long-term liabilities
  Contract commitment                                                                 250,000
  Capital lease obligation, less current portion                                        1,549          6,826
  Other liabilities                                                                                    5,555
                                                                                  -----------    -----------
    Total Long-term liabilities                                                       251,549         12,381
Stockholders' equity
  Preferred stock, $.001 par value; 5,000,000 shares authorized:
   none issued and outstanding
  Common stock, $.001 par value; 25,000,000 shares authorized; 13,198,097
    and 13,150,598 shares issued and outstanding in 2004 and 2003, respectively        13,199         13,151
  Additional paid-in capital                                                        5,759,072      5,485,498
  Deficit accumulated during the development stage                                 (3,249,048)    (1,627,501)
                                                                                  -----------    -----------
    Total stockholders' equity                                                      2,523,223      3,871,148
                                                                                  -----------    -----------

        Total liabilities and stockholders' equity                                $ 3,011,901    $ 4,040,284
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


                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three months           For the six months
                                            ended June 30,                  ended June 30,           Inception to
                                         2004            2003            2004           2003        June 30, 2004
                                     ------------    ------------    ------------    ------------    ------------

Revenues                             $     33,810    $     22,643    $     33,810    $     43,018    $    282,746
                                     ------------    ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative              583,788          39,016         781,498          76,170       1,430,242
  Research and development                728,334          95,685         880,506         181,076       1,858,675
                                     ------------    ------------    ------------    ------------    ------------
    Total operating expenses            1,312,122         134,701       1,662,004         257,246       3,288,917
                                     ------------    ------------    ------------    ------------    ------------

Loss before other income (expense)     (1,278,312)       (112,058)     (1,628,194)       (214,228)     (3,006,171)
                                     ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                           4,385                           9,707                          12,263
  Interest expense                           (223)           (763)           (485)           (363)       (246,198)
                                     ------------    ------------    ------------    ------------    ------------
    Total other income (expense)            4,162            (763)          9,222            (363)       (233,935)
                                     ------------    ------------    ------------    ------------    ------------

Loss before tax provision              (1,274,150)       (112,821)     (1,618,972)       (214,591)     (3,240,106)

Provision for taxes                                                         2,575           1,122           8,942
                                     ------------    ------------    ------------    ------------    ------------


Net loss                             $ (1,274,150)   $   (112,821)   $ (1,621,547)   $   (215,713)   $ (3,249,048)
                                     ============    ============    ============    ============    ============

Net earnings per share:
   Basic and diluted                 $      (0.10)   $      (0.02)   $      (0.12)   $      (0.03)   $      (0.46)

Weighted-average shares:
   Basic and diluted                   13,198,097       6,848,780      13,194,760       6,784,272       7,009,972

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the six months
                                                          ended June 30,       Inception to
                                                     2004           2003       June 30, 2004
                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(1,621,547)   $  (215,713)   $(3,249,048)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Amortization of debt discount                                                    244,795
   Depreciation and amortization                       21,994         19,791        114,331
   Issuance of common stock for compensation          401,576                       412,076
   Issuance of common stock for payable                47,500                        47,500
   Settlement of accrued expense                                                     54,401
   Deferred compensation costs                                                      319,553
   Research and Development                                           85,888
   Changes in operating assets and liabilities:
     Prepaid expenses                                  33,251        (65,377)      (122,738)
      Other Assets                                     (5,237)                      (12,671)
     Accounts payable and accrued expenses            (95,460)         2,074         52,771
     Other liabilities                                 (5,556)
     Contract obligation                              250,000                       250,000
                                                  -----------    -----------    -----------
Net cash used in operating activities                (973,479)      (173,337)    (1,889,030)
                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions of property and equipment                  (16,773)       (18,717)       (53,888)
                                                  -----------    -----------    -----------
Net cash used in investing activities                 (16,773)       (18,717)       (53,888)
                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt                                       400,000
   Proceeds from issuance of common stock                            250,200      4,405,066
   Proceeds from issuance of preferred stock                                        250,000
   Payments on capital lease obligation, net           (4,896)        (3,907)       (14,544)
   Cost of issuance of preferred stock                                              (11,268)
   Cost of issuance of common stock                                   (2,957)      (574,398)
   Restricted cash                                                    (7,500)
                                                  -----------    -----------    -----------
Net cash provided by financing activities              (4,896)       235,836      4,454,856
                                                  -----------    -----------    -----------
Net (decrease) increase in cash                      (995,148)        43,782      2,511,938
Cash:
   At beginning of period                           3,507,086         27,849
                                                  -----------    -----------    -----------

   At end of period                               $ 2,511,938    $    71,631    $ 2,511,938
                                                  ===========    ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

        ARBIOS SYSTEMS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004

(1) BASIS OF PRESENTATION:

In the opinion of the management of Arbios Systems, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the periods presented.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the SEC. The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

(2) STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant with subsequent adjustments based on the fair value of the equity security as it vests.

If the Company had elected to recognize compensation cost for its stock options and warrants for employees based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                 Three Months                   Six Months
                                                 Ended June 30,                Ended June 30,
                                              2004           2003            2004            2003
                                           -----------    -----------    -----------    -----------

Net loss as reported                       $(1,274,150)   $  (112,821)   $(1,621,547)   $  (215,713)

Compensation recognized under:
      APB 25                                        --             --             --             --
      SFAS 123                                (143,673)        (5,191)      (161,819)        (6,951)
                                           -----------    -----------    -----------    -----------

Proforma net loss                          $(1,417,823)   $  (118,012)   $(1,783,366)   $  (222,664)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per common share:
       As reported                         $     (0.10)   $     (0.02)   $     (0.12)   $     (0.03)
       Proforma                            $     (0.11)   $     (0.02)   $     (0.14)   $     (0.03)


(3)SUBSEQUENT EVENTS

In July, 2004, the Company entered into an agreement with 4P Management Partners S.A. of Zurich, Switzerland, to perform investor relations services for the Company in Europe. The Company issued two warrants to 4P Management Partners S.A. to purchase an aggregate of 100,000 shares of common stock. The first warrant for 50,000 shares vests immediately with an exercise price of $1.50 per share and a five year expiration term. The second warrant for 50,000 shares vests ratably each month over one year with an exercise price of $3.50 per share and a five year expiration term.

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

OVERVIEW

      On October 30, 2003, we completed a reorganization (the "Reorganization") in which Arbios Technologies, Inc., our operating company, became our wholly-owned subsidiary. At the time of the Reorganization, we had virtually no assets and virtually no liabilities (prior to the Reorganization we were an e-commerce based company engaged in the business of acquiring and marketing historical documents). Shortly after the Reorganization, we changed our name to "Arbios Systems, Inc." In the Reorganization, we also replaced our officers and directors with those of Arbios Technologies, Inc. Following the Reorganization, we ceased our e-commerce business, closed our former offices, and moved our offices to Los Angeles, California. We currently do not plan to conduct any business other than the operations Arbios Technologies, Inc. has conducted since its organization. Accordingly, since our prior operating results as an e-commerce business are not indicative of, and have no relevance to, our current or future operations or to our financial statement, all financial information contained in the enclosed interim financial statements are those of Arbios Technologies, Inc.

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

      Since the formation of Arbios Technologies, Inc. in 2000, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional scientific and management personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues from commercial activities, and we do not expect to generate any revenues from commercial activities during the next 12 months. Substantially all of the revenues that we have recognized to date have been Small Business Innovation Research grants (in an aggregate amount of $283,000) that we received from the United States Small Business Administration.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We do not believe that currently there are any alternative methods of accounting for our operations that would materially affect our financial statements.

PRESENTATION

      Certain prior year amounts have been reclassified to conform with current year presentation.

Results of Operations

      Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenues from sales. Revenues of $33,810 and $22,643 for the three-months ended June 30, 2004 and 2003, and revenues of $33,810 and $43,018 for the six month periods ended June 30, 2004 and 2003 represent revenues recognized from a government research grant.

      General and administrative expenses of $583,788 and $39,016 were incurred for the three months ended June 30, 2004 and 2003. General and administrative expenses of $781,498 and $76,170 were incurred for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, the significant expenses consist of $336,000 in non-cash option charges for option grants awarded to consultants, $252,000 in fees incurred to outside consultants and professionals, and $66,000 in salaries and other administrative expenses. The 2003 expenses consist primarily of legal and audit fees incurred. Professional fees increased due to the legal and accounting fees and expenses related to our status as a public company and legal expenses associated with the acquisition of certain assets from Circe Biomedical Inc. in April 2004. In 2004 we also incurred additional consulting fees in connection with our investigation of the suitability and advisability of submitting a Section 510(k) Pre-Market Notification with the United States Food and Drug Administration ("FDA") for our SEPETTM product. General and administrative expenses are expected to remain at a significantly higher level than in past periods due to the lease of additional office space (effective as of April 1, 2004), the addition of more employees and consultants (primarily to assist with our financial controls and investor relations strategies and to evaluate and prepare submissions to the FDA), and additional professional and other fees related to being a public company.

      Research and development expenses of $728,334 and $95,685 were incurred for the three months ended June 30, 2004 and 2003. Research and development expenses of $880,506 and $181,076 were incurred for the six months ended June 30, 2004 and 2003. Research and development expenses for the six months ended June 30, 2004 increased by $699,430 over prior year levels primarily due to $450,000 of purchased research and development from Circe Biomedical, Inc., $110,000 incurred for various research and development consultants regarding manufacturing, regulatory and product management, $65,000 non cash option grant charges for options awarded to scientific consultants, $54,000 in higher salary costs for scientists and technicians, and $15,000 increase in preclinical testing of SEPETTM and LIVERAIDTM. We expect our research and development activities and expenses specifically related to regulatory and clinical trial costs for SEPETTM to increase during the balance of the current fiscal year ending December 31, 2004.

      Interest income of $4,385 and $9,707 was earned for the three and six months ended June 30, 2004. There was no interest income for the corresponding 2003 periods. In September and October 2003, we raised $4,400,000 in the private placement of our securities. As a result, during the three and six month periods ended June 30, 2004, we maintained cash balances of over $2.5 million. In addition, we used a portion of the foregoing offering proceeds to repay all outstanding indebtedness, thereby substantially decreasing our interest expense.

      Our net loss was $1,274,150 and $112,821 for the three months ended June 30, 2004 and 2003. The net loss was $1,621,547 and $215,713 for the six months ended June 30, 2004 and 2003. The increase in net loss is attributed to an increase in operating expenses incurred in the fiscal 2004 periods as compared to the same periods in 2003 as explained above without an increase in revenues. Operating expenses are expected to further increase in the current fiscal year compared to last year as we increase our operations, while revenues are not currently anticipated.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had cash of $2,512,000 and $314,000 of total indebtedness (both long-term and current liabilities reduced by non-cash unvested option expense of $175,000). We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and an SBIR government grant. During fiscal 2003, sales of our securities consisted of the following: (i) $250,000 obtained in January 2003 from the sale of our common stock sold at a price of $0.60 per share; (ii) $400,000 raised from the sale of subordinated convertible promissory notes (which notes were converted in October 2003 into common stock and warrants at $1.00 per share immediately prior to the Reorganization); (iii) $2,310,000 raised in a private offering of common stock and warrants sold at a price of $1.00 per share; and (iv) $1,690,000 obtained immediately prior to the Reorganization in an offering of common stock and warrants sold at a price of $1.00 per share. We have not, however, raised any capital from financings since the end of the fiscal year ended December 31, 2003. Of the 4.4 million warrant shares issued in September and October, 2003 are exercisable at $2.50 per share and are callable by the Company if the common stock trades at an average price of $4 per share for 20 consecutive trading days.

      In April 2004 we purchased certain assets of Circe Biomedical, Inc. including Circe's patent portfolio, rights to a bioartificial liver (HepatAssist)(TM), a Phase III Investigational New Drug application, selected equipment, clinical and marketing data, and over 400 standard operating procedures and technical validation protocols that have previously been reviewed by the FDA. The purchase price paid for these assets consisted of $200,000 paid at the closing and our agreement to make a second payment, in the amount of $250,000, on the earlier of April 12, 2006 or when we have raised, on a cumulative basis from April 12, 2004, gross proceeds of $4 million from the issuance of debt or equity securities. We believe that the original HepatAssist(TM) bioartificial liver that we acquired can be enhanced by, among other things, increasing the number of pig cells used in the device and by using a different perfusion platform. As a result, we have recently shifted our emphasis from the development of LIVERAID(TM) to the further development of the HepatAssist(TM) bioartificial liver (we refer to the enhanced version of this bioartificial liver as our BAL 2004 system). Many of the standard operating procedures and technical protocols that we acquired will be usable by us and will eliminate the need for us to independently develop these procedures and protocols.

      We do not currently anticipate that we will derive any revenues from either product sales or from additional governmental research grants during the next twelve months (other than a $38,200 final payment from the prior research grant expected to be received later this year).

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

      The following is a summary of our contractual cash obligations at June 30, 2004 for the balance of this fiscal year and for the following fiscal years:

                                                                                                 2007 AND
CONTRACTUAL OBLIGATIONS                         TOTAL         2004         2005         2006     THEREAFTER
-----------------------------------------------------------------------------------------------------------
Purchased Research &Development                $250,000                              $250,000
Long-Term Office Leases                        $428,000     $137,000     $137,000     $77,000    $77,000


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

We are an early-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

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

Before we can market any of our products,  we must obtain governmental  approval
for  each  of  our   products,   the   application   and  receipt  of  which  is
time-consuming, costly and uncertain.

      The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the U.S., SEPET(TM) and our bioartificial liver systems will require approval from the FDA prior to clinical testing and commercialization. The process for obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our products, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA's requirements for our testing during the course of that testing. We have not yet established with the FDA the nature and number of clinical trials that the FDA will require in connection with its review and approval of either SEPET(TM) or our bioartificial liver systems and these requirements may be more costly or time-consuming than we currently anticipate.

      Each of our products in development is novel both in terms of its composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our products. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our products, would have a material adverse effect on our business, operating results and financial condition. Japan's health regulatory authority has objected, and other countries' regulatory authorities could potentially object to the marketing of any therapy that uses pig liver cells (which our bioartificial liver systems are designed to utilize) due to safety concerns. If Japan or other countries impose a ban on the use of therapies that incorporate pig cells, such as our bioartificial liver systems, we would be prevented from marketing our products in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan or other countries, the potential market for our products will be reduced.

Because our products are at an early stage of development and have never been marketed , we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

      Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of SEPET(TM) or our bioartificial liver systems. While the time periods for testing our products and obtaining the FDA's approval is dependent upon many future variable and unpredictable events, we estimate that it could take between one to three years to obtain approval for SEPET(TM), three to five years for LIVERAID(TM), and two to three years for BAL 2004. We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. We will need to file an investigational new drug application ("IND") for LIVERAID(TM) and an investigational drug exemption for SEPET(TM) with the FDA and have these applications cleared by the FDA before we can begin clinical testing of these two products, and the FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. We have not yet completed preparation of either the IND or the investigational drug exemption application, and there can be no assurance that we will have sufficient experimental data to justify the submission of said applications. Because of the early stage of development of each of our products, we do not know if we will be able to generate clinical data that will support the filing of the FDA applications for these products or the FDA's approval of any product marketing approval application or IND that we do file.

We need FDA approval before conducting clinical studies of BAL 2004, the cost of which exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

      We are currently considering requesting FDA approval for a Phase III clinical study of the BAL 2004 system. Such a request will require that we supplement and/or amend the existing Phase III IND that was approved by the FDA for the original HepatAssist system on which the BAL 2004 is based. The preparation of a modified or supplemented Phase III IND will be expensive and difficult to prepare. Although the cost of completing the Phase III study in the manner that we currently contemplate is uncertain, if that Phase III clinical study is authorized by the FDA, we currently estimate that the cost of conducting that study would be between $10 million and $12 million. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III IND. The clinical tests that we would conduct under any FDA-approved protocol are very expensive to conduct and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III IND that we submit for BAL 2004, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

Our bioartificial liver systems utilize a biological component obtained from pigs that could prevent or restrict the release and use of those products.

      Use of liver cells harvested from pig livers carries a risk of transmitting viruses harmless to pigs but deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus ("PERV"), but its ability to infect people is unknown. Repeated testing, including a 1999 study of 160 xenotransplant (transplantation from animals to humans) patients and recently completed Phase II/III testing of the HepatAssist system by Circe Biomedical, Inc., has turned up no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our bioartificial liver systems or subsequently banning any further use of our product should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

      In addition to the potential health risks associated with the use of pig liver cells, our use of xenotransplantation technologies may be opposed by individuals or organizations on health, religious or ethical grounds. Certain animal rights groups and other organizations are known to protest animal research and development programs or to boycott products resulting from such programs. Previously, some groups have objected to the use of pig liver cells by other companies, including Circe Biomedical, Inc., that were developing bioartificial liver support systems, and it is possible that such groups could object to our bioartificial liver system. Litigation instituted by any of these organizations, and negative publicity regarding our use of pig liver cells in a bioartificial liver device, could have a material adverse effect on our business, operating results and financial condition.

Because our products represent new approaches to treatment of liver disease, there are many uncertainties regarding the development, the market acceptance and the commercial potential of our products.

      Our products will represent new therapeutic approaches for disease conditions. We may, as a result, encounter delays as compared to other products under development in reaching agreements with the FDA or other applicable governmental agencies as to the development plans and data that will be required to obtain marketing approvals from these agencies. There can be no assurance that these approaches will gain acceptance among doctors or patients or that governmental or third party medical reimbursement payers will be willing to provide reimbursement coverage for our products. Moreover, we do not have the marketing data resources possessed by the major pharmaceutical companies, and we have not independently verified the potential size of the commercial markets for any of our products. Since our products will represent new approaches to treating liver diseases, it may be difficult, in any event, to accurately estimate the potential revenues from our products, as there currently are no directly comparable products being marketed.

Since we only have sufficient capital to conduct our operations for the next 12 months, we will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

      Based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately 12 months from the date of this prospectus. Furthermore, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the cost of developing SEPET(TM) will be between $500,000 and $2 million, the cost of developing BAL 2004 will be between $10 million and 12 million, and the cost of developing LIVERAID(TM) will be between $15 million and $20 million. These amounts are well in excess of the amount of cash that we currently have available to us. Accordingly, we will have to (i) obtain additional debt or equity financing during the next 12-month period in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

As a new small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

      The pharmaceutical, biopharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our products. Furthermore, many companies are engaged in the development of medical devices or products that are or will be competitive with our proposed products. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

We will need to outsource and rely on third parties for the clinical development and manufacture and marketing of our products.

      Our business model calls for the outsourcing of the clinical development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. We have not yet entered into any strategic alliances or other licensing or contract manufacturing arrangements (except for the contractual manufacturing of LIVERAID(TM) modules by Spectrum Labs) and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or the manufacture or marketing of our products. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET(TM) and/or our bioartificial liver systems. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our products. In addition, we may need to utilize contract manufacturers to manufacture our products or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis.

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

Because we are dependent on Spectrum Laboratories, Inc. as the manufacturer of our LIVERAIDTM cartridges, any failure or delay by Spectrum Laboratories to manufacture the cartridges will impact future operations.

      We have an exclusive manufacturing arrangement with Spectrum Laboratories, Inc. for the fiber-within-fiber LIVERAID(TM) cartridges. Although we have no agreement with Spectrum Laboratories, Inc. for the manufacture of the SEPET(TM) cartridges, Spectrum Laboratories has also been providing us with cartridges for prototypes of the SEPET(TM) and has expressed an interest in manufacturing the BAL 2004 cartridge. Spectrum Laboratories, Inc. has encountered certain problems manufacturing the LIVERAID(TM) and SEPET(TM) cartridges for us, which problems, if not remedied, may limit the amount and timeliness of cartridges that can be manufactured. There can be no assurance that we will not encounter delays or other manufacturing problems with Spectrum Labs with respect to our clinical or commercial supplies of LIVERAID(TM) (and/or our SEPET(TM) cartridges if we agree to have Spectrum Laboratories manufacture the SEPET(TM) cartridges). Although
Spectrum Labs has agreed to transfer all of the know-how related to these products to any other manufacturer of our products, if Spectrum Laboratories is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer or may be required to alter the design of the LIVERAID (TM) cartridges if we are unable to effectively transfer the Spectrum Labs know-how to another manufacturer.

      We currently do not have a manufacturing arrangement for the cartridges used in the BAL 2004 system. While we believe there are several potential contract manufacturers who can produce these cartridges, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

      Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own 11 U.S. patents on our liver support products, three foreign patents, have one patent application pending, and are the licensee of seven additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and have not independently verified the validity or any other aspects of the patents or patent applications covering our products with our own patent counsel.

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

The development of our products is dependent upon Dr. Rozga and certain other persons, and the loss of one or more of these key persons would materially and adversely affect our business and prospects.

      We are highly dependent on Jacek Rozga, MD, PhD, our President and Chief Scientific Officer. To a lesser extent, we also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors, all of whom have extensive backgrounds in medicine. However, each of these individuals, except Dr. Rozga, works for us as an unpaid advisor only on a part-time, very limited basis. We are also dependent upon the voluntary advisory services of Achilles A. Demetriou, MD, PhD, FACS, the other co-founder of Arbios Technologies, Inc. and the Chairman of our Scientific Advisory Board. We do not have a long-term employment contract with Dr. Jacek Rozga, and the loss of the services of either of the foregoing persons would have a material adverse effect on our business, operations and on the development of our products. We do not carry key man life insurance on either of these individuals.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

      Our management, under the supervision and with the participation of our chief executive officer/ chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the June 30, 2004 fiscal quarter. Based on their evaluation, our chief executive officer/chief financial officer concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him.

Changes in Internal Controls:

      Our Board of Directors has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

      Based on his evaluation as of June 30, 2004, the chief executive officer/chief financial officer has concluded that there were no material changes in the company's internal controls over financial reporting or in any other areas that could materially affect the company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

      On June 14, 2004, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 12,740,597 shares of our common stock, consisting of 7,143,097 outstanding shares owned by certain existing stockholders and 5,597,500 shares issuable to the selling stockholders upon exercise of outstanding warrants. The registration statement has not been declared effective by the Securities and Exchange Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits
     31.1   Certification of Chief Executive Officer and Chief Financial Officer
     32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)    Reports on Form 8-K

     None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 12th day of August, 2004.

ARBIOS SYSTEMS, INC.

By:  /S/ Jacek Rozga, M.D., Ph. D
----------------------------------------
Jacek Rozga, M.D., Ph. D
Chief Executive Officer and Chief Financial Officer