Form 10QSB/A
period 2004-06-30
ARBIOS SYSTEMS INC
filed 2004-09-10
CIK 1138862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-32603

                            ------------------------

                              ARBIOS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                   91-19553323
  (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation organization)


    8797 Beverly Blvd., Los Angeles, California            90048
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

                              ARBIOS SYSTEMS, INC.
                                  FORM 10-QSB/A

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-QSB/A has been prepared to report the issuance during the fiscal quarter ended June 30, 2004 of a warrant to purchase up to 150,000 shares of the Company's common stock. As a result, this Amendment No. 1 on Form 10-QSB/A (i) amends the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, (ii) amends and adds disclosure to Items 1 and 2 in Part I, and (iii) adds Item 2 to Part II. Except for the changes made to the foregoing sections to reflect the issuance of the warrant, this report does not reflect any events or circumstances occurring after August 13, 2004, the original filing date of the Company's Form 10-QSB for the quarter ended June 30, 2004.


                                                                                 PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheet as
                  of June 30, 2004 (unaudited) and December 31, 2003 ...............3

                  Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 and from inception to  June 30, 2004 (unaudited) ..........................4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2004 and 2003 and from inception to
                  June 30, 2004 (unaudited).........................................5

                  Notes to Condensed Consolidated Financial Statements .............6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................8

Item 3.    Controls And Procedures..................................................17

PART II. OTHER INFORMATION

Item 2.    Changes In Securities And Small Business
           Issuer Purchases Of Equity Securities....................................17

Item 5.    Other Information........................................................18

Item 6.    Exhibits and Reports on Form 8-K.........................................18

SIGNATURES..........................................................................19

CERTIFICATIONS......................................................................20



PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


ASSETS                                                    June 30, 2004  December 31, 2003
------
                                                            (Unaudited        (Audited)
                                                           and restated)
Current assets
  Cash                                                      $ 2,511,938    $ 3,507,086
  Prepaid expenses                                              122,735        155,986
                                                            -----------    -----------
    Total current assets                                    $ 2,634,673    $ 3,663,072

Net property and equipment                                       55,213         45,633
Patent rights, net of accumulated amortization of $90,656       309,344        324,145
Other assets                                                     12,671          7,434
                                                            -----------    -----------

        Total assets                                        $ 3,011,901    $ 4,040,284
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $    40,082    $   148,229
  Accrued expenses                                              239,430
  Current portion of capitalized lease obligation                 8,907          8,526
                                                            -----------    -----------
    Total current liabilities                                   288,419        156,755
Long-term liabilities
  Contract commitment                                           250,000
  Capital lease obligation, less current portion                  1,549          6,826
  Other liabilities                                                              5,555
                                                            -----------    -----------
    Total Long-term liabilities                                 251,549         12,381
Stockholders' equity
  Preferred stock, $.001 par value;
   5,000,000 shares authorized:
   none issued and outstanding
  Common stock, $.001 par value; 25,000,000
   shares authorized; 13,198,097
   and 13,150,598 shares issued and
   outstanding in 2004 and 2003, respectively                    13,199         13,151
  Additional paid-in capital                                  5,832,054      5,485,498
  Deficit accumulated during the development stage           (3,373,320)    (1,627,501)
                                                            -----------    -----------
    Total stockholders' equity                                2,471,933      3,871,148
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $ 3,011,901    $ 4,040,284
                                                            ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited and restated)

                                        For the three months               For the six
                                            ended June 30,              months ended June 30,
                                     ----------------------------    ----------------------------   Inception to
                                         2004            2003           2004            2003        June 30, 2004
                                     ------------    ------------    ------------    ------------    ------------

Revenues                             $     33,810    $     22,643    $     33,810    $     43,018    $    282,746
                                     ------------    ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative              708,060          39,016         905,770          76,170       1,554,514
  Research and development                728,334          95,685         880,506         181,076       1,858,675
                                     ------------    ------------    ------------    ------------    ------------
    Total operating expenses            1,436,394         134,701       1,786,276         257,246       3,413,189
                                     ------------    ------------    ------------    ------------    ------------

Loss before other income (expense)     (1,402,584)       (112,058)     (1,752,466)       (214,228)     (3,130,443)
                                     ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                           4,385                           9,707                          12,263
  Interest expense                           (223)           (763)           (485)           (363)       (246,198)
                                     ------------    ------------    ------------    ------------    ------------
    Total other income (expense)            4,162            (763)          9,222            (363)       (233,935)
                                     ------------    ------------    ------------    ------------    ------------

Loss before tax provision              (1,398,422)       (112,821)     (1,743,244)       (214,591)     (3,364,378)

Provision for taxes                                                         2,575           1,122           8,942
                                     ------------    ------------    ------------    ------------    ------------


Net loss                             $ (1,398,422)   $   (112,821)   $ (1,745,819)   $   (215,713)   $ (3,373,320)
                                     ============    ============    ============    ============    ============

Net earnings per share:
   Basic and diluted                 $      (0.11)   $      (0.02)   $      (0.13)   $      (0.03)   $      (0.48)

Weighted-average shares:
   Basic and diluted                   13,198,097       6,848,780      13,194,760       6,784,272       7,009,972


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                       ARBIOS SYSTEMS, INC. AND SUBSIDIARY
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the six months
                                                          ended June 30,
                                                    --------------------------    Inception to
                                                       2004           2003        June 30, 2004
                                                    -----------    -----------    -----------
                                                    (restated)                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,745,819)   $  (215,713)   $(3,373,320)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of debt discount                                                    244,795
     Depreciation and amortization                       21,994         19,791        114,331
     Issuance of common stock and warrants
      for compensation                                  525,848                       536,348
     Settlement of accrued expense                                                     54,401
     Deferred compensation costs                                                      319,553
     Research and Development                                           85,888
     Changes in operating assets and liabilities:
       Prepaid expenses                                  33,251        (65,377)      (122,738)
        Other Assets                                     (5,237)                      (12,671)
       Accounts payable and accrued expenses            (47,960)         2,074        100,271
       Other liabilities                                 (5,556)
       Contract obligation                              250,000                       250,000
                                                    -----------    -----------    -----------
  Net cash used in operating activities                (973,479)      (173,337)    (1,889,030)
                                                    -----------    -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                  (16,773)       (18,717)       (53,888)
                                                    -----------    -----------    -----------
  Net cash used in investing activities                 (16,773)       (18,717)       (53,888)
                                                    -----------    -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible debt                                       400,000
     Proceeds from issuance of common stock                            250,200      4,405,066
     Proceeds from issuance of preferred stock                                        250,000
     Payments on capital lease obligation, net           (4,896)        (3,907)       (14,544)
     Cost of issuance of preferred stock                                              (11,268)
     Cost of issuance of common stock                                   (2,957)      (574,398)
     Restricted cash                                                    (7,500)
                                                    -----------    -----------    -----------
  Net cash provided by financing activities              (4,896)       235,836      4,454,856
                                                    -----------    -----------    -----------
  Net (decrease) increase in cash                      (995,148)        43,782      2,511,938
  Cash:
     At beginning of period                           3,507,086         27,849
                                                    -----------    -----------    -----------

     At end of period                               $ 2,511,938    $    71,631    $ 2,511,938
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY:
     Issuance of Common Stock for payable           $    47,500                   $    47,500

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

If the Company had elected to recognize compensation cost for its stock options and warrants for employees based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                 Three Months                    Six Months
                                                 Ended June 30,                 Ended June 30,
                                               2004           2003            2004          2003
                                           -----------    -----------    -----------    -----------

Net loss as reported                       $(1,398,422)   $  (112,821)   $(1,745,819)   $  (215,713)

Compensation recognized under:
      APB 25                                        --             --             --             --
      SFAS 123                                (143,673)        (5,191)      (161,819)        (6,951)
                                           -----------    -----------    -----------    -----------

Proforma net loss                          $(1,542,095)   $  (118,012)   $(1,907,638)   $  (222,664)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per common share:
       As reported                         $     (0.11)   $     (0.02)   $     (0.13)   $     (0.03)
       Proforma                            $     (0.12)   $     (0.02)   $     (0.14)   $     (0.03)


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

(4)RESTATEMENT

The financial statements for the three months and six month periods ended June 30, 2004 and from inception to June 30, 2004 have been restated to include the changes to accrued liabilities, additional paid-in capital and general and administrative expenses related to a warrant grant to a consultant in April 2004. The effect of this change to the June 30, 2004 financial statements is as follows:


                                                For the three months ended June 30, 2004
Condensed Consolidated
 Statement of Operations                         Reported      Adjustment      Restated
                                                 --------      ----------      --------

Net loss                                        $(1,274,150)   $(124,272)   $  (1,398,422)
                                                ===========    =========    =============
Net earnings per share - basic and diluted      $     (0.10)   $   (0.01)   $       (0.11)
                                                ===========    =========    =============


                                                For the six months ended June 30, 2004
Condensed Consolidated
 Statement of Operations                         Reported     Adjustment      Restated
                                                 --------     ----------      --------

Net loss                                       $(1,621,547)   $(124,272)   $  (1,745,819)
                                               ===========    =========    =============
Net earnings per share - basic and diluted     $     (0.12)   $   (0.01)   $       (0.13)
                                               ===========    =========    =============


                                                      Inception to June 30, 2004
Condensed Consolidated
 Statement of Operations                        Reported      Adjustment     Restated
                                                --------      ----------     --------

Net loss                                       $(3,249,048)   $(124,272)   $  (3,373,320)
                                               ===========    =========    =============
Net earnings per share - basic and diluted     $     (0.46)   $   (0.02)   $       (0.48)
                                               ===========    =========    =============


                                                           June 30, 2004
Condensed Consolidated Balance Sheet            Reported    Adjustment      Restated
                                                --------    ----------     --------

Accrued expenses                               $   188,140  $    51,290   $   239,430
                                               ===========  ===========   ===========
Additional paid-in capital                     $ 5,759,072  $    72,982   $ 5,832,054
                                               ===========  ===========   ===========
Deficit accumulated during
 the development stage                         $(3,249,048) $  (124,272)  $(3,373,320)
                                               ===========  ===========   ===========

(5) Contract Commitment

On April 19, 2004, the Company purchased certain assets of Circe Biomedical, Inc. including Circe's patent portfolio, rights to a bioartificial liver (HepatAssist)(TM), a Phase III Investigational New Drug application, selected equipment, clinical and marketing data, and over 400 standard operating procedures and clinical protocols previously reviewed by the Food and Drug Administration. In exchange for these assets, the Company paid a $200,000 upfront payment and is committed to make a $250,000 deferred payment due the earlier of April 12, 2006 or when the Company has raised accumulated gross proceeds of $4 million from the issuance of debt or equity securities. The Company expensed the cost of the acquisition in the fiscal quarter ended June 30, 2004 as part of acquired research and development costs, as the underlying rights have not yet reached the stage at which their commercial feasibility can be established.

(6) Warrant Issued

On March 30, 2004, the Company entered into a retainer agreement with Wolfe Axelrod Weinberger Associates LLC, an investor relations firm, pursuant to which Wolfe Axelrod agreed to provide the Company with the investor relations services for a nine-months period ending December 31, 2004. At the Company's option the agreement may be extended before December 31, 2004 for an additional nine months. Under the agreement, the Company is required to pay $6,000 for these services. In addition, a warrant to purchase 150,000 shares of Company's common stock at a price of $3.40 was granted to Wolfe Axelrod Weinberger Associates LLC in April of 2004. In the event that the Company does not extend the retainer agreement beyond December 31, 2004, one half of the warrant will expire and be terminated on December 31, 2004.

The fair value for the warrant was estimated at approximately $125,000 using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: average risk-free interest rate of 3.72%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 94%; and a weighted average expected life of the option of 5 years.

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

      General and administrative expenses of $708,060 and $39,016 were incurred for the three months ended June 30, 2004 and 2003. General and administrative expenses of $905,770 and $76,170 were incurred for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, the significant expenses consist of $460,000 in non-cash option and warrant charges for grants awarded to consultants, $252,000 in fees incurred to outside consultants and professionals, and $66,000 in salaries and other administrative expenses. The 2003 expenses consist primarily of legal and audit fees incurred. Professional fees increased due to the legal and accounting fees and expenses related to our status as a public company and legal expenses associated with the acquisition of certain assets from Circe Biomedical Inc. in April 2004. In 2004 we also incurred additional consulting fees in connection with our investigation of the suitability and advisability of submitting a Section 510(k) Pre-Market Notification with the United States Food and Drug Administration ("FDA") for our SEPETTM product. General and administrative expenses are expected to remain at a significantly higher level than in past periods due to the lease of additional office space (effective as of April 1, 2004), the addition of more employees and consultants (primarily to assist with our financial controls and investor relations strategies and to evaluate and prepare submissions to the FDA), and additional professional and other fees related to being a public company.

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

      Our net loss was $1,398,422 and $112,821 for the three months ended June 30, 2004 and 2003. The net loss was $1,745,819 and $215,713 for the six months ended June 30, 2004 and 2003. The increase in net loss is attributed to an increase in operating expenses incurred in the fiscal 2004 periods as compared to the same periods in 2003 as explained above without an increase in revenues. Operating expenses are expected to further increase in the current fiscal year compared to last year as we increase our operations, while revenues are not currently anticipated.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had cash of $2,512,000 and $314,000 of total indebtedness (both long-term and current liabilities reduced by non-cash unvested option expense of $226,000). We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and an SBIR government grant. During fiscal 2003, sales of our securities consisted of the following: (i) $250,000 obtained in January 2003 from the sale of our common stock sold at a price of $0.60 per share; (ii) $400,000 raised from the sale of subordinated convertible promissory notes (which notes were converted in October 2003 into common stock and warrants at $1.00 per share immediately prior to the Reorganization); (iii) $2,310,000 raised in a private offering of common stock and warrants sold at a price of $1.00 per share; and (iv) $1,690,000 obtained immediately prior to the Reorganization in an offering of common stock and warrants sold at a price of $1.00 per share. We have not, however, raised any capital from financings since the end of the fiscal year ended December 31, 2003. Of the 4.4 million warrant shares issued in September and October, 2003 are exercisable at $2.50 per share and are callable by the Company if the common stock trades at an average price of $4 per share for 20 consecutive trading days.

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

      The following is a summary of our contractual cash obligations at June 30, 2004 for the balance of this fiscal year and for the following fiscal years:


                                                                                       2007 AND
CONTRACTUAL OBLIGATIONS               TOTAL        2004         2005         2006      THEREAFTER
Purchased Research & Development    $250,000                               $250,000
Long-Term Office Leases             $428,000     $137,000     $137,000      $77,000    $77,000


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

Because our products are at an early stage of development and have never been marketed, we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On March 30, 2004, we entered into a retainer agreement with Wolfe Axelrod Weinberger Associates LLC, an investor relations firm, pursuant to which Wolfe Axelrod agreed to provide us with investor relations services for a nine-month period ending December 31, 2004. In accordance with the retainer agreement, on April 1, 2004 we granted to Wolfe Axelrod Weinberger Associates LLC a warrant to purchase 150,000 shares of our common stock at a price of $3.40 per share. In the event that we do not extend the retainer agreement beyond December 31, 2004, one half of the warrant (i.e. the right to purchase 75,000 shares) will expire and be terminated on December 31, 2004. The warrant expires on April 1, 2009.

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

      (b)   Reports on Form 8-K

      None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 8th day of September, 2004.

ARBIOS SYSTEMS, INC.

By:  /S/ Jacek Rozga, M.D., Ph. D
----------------------------------------
Jacek Rozga, M.D., Ph. D
Chief Executive Officer and Chief Financial Officer