Form 10KSB/A
period 2004-12-31
ARBIOS SYSTEMS INC
filed 2005-08-15
CIK 1138862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-KSB/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Arbios Systems, Inc. is filing this amendment to Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005, in order to correct the certifications filed as exhibits to that form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except for the correction of the Section 302 certifications, this Form 10-KSB does not reflect any events occuring after March 30, 2005 or modify or update any other disclosures in, or exhibits to, the Form 10-KSB filed on March 30, 2005.

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,”“us,”“our,” and “our company” refer to Arbios Systems, Inc., a Nevada corporation formerly known as Historical Autographs U.S.A., Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, Arbios Technologies, Inc., a Delaware corporation.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,”“expect,”“intend,”“plan,”“will,”“we believe,”“the company believes,”“management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation – Factors that May Affect Future Results and Market Price of Our Stock.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Management’s Discussion and Analysis or Plan of Operation – Factors that May Affect Future Results and Market Price of Our Stock.”

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

The April 2004 acquisition of the assets of Circe Biomedical has potentially provided us with new opportunities for the development of a bioartificial liver. The Circe Biomedical assets that we acquired consisted of the following four distinct components that will be useful to the development of our bioartificial liver products: (1) FDA-approved standard operating procedures. These are standard operating procedures for production of porcine cells including harvesting, freezing, storing, shipping and processing by the end user (thawing, washing) of the cells. These procedures and protocols have been reviewed and approved by the FDA. (2) The cartridge used in the Phase III trial of HepatAssist™. We intend to use the existing, FDA-approved cartridge, and intend to seek the FDA’s approval to increase the number of pig cells that the cartridge could contain, which increase we believe will improve the functionality of the system. (3) An FDA reviewed Phase III protocol acquired from Circe Biomedical. We intend to modify this protocol and submit the modified protocol to the FDA for approval. (4) The HepatAssist™ perfusion platform. The HepatAssist perfusion platform is Circe Biomedical’s specially designed machine that pumped the patient’s plasma through the HepatAssist cartridge. This machine was used in the Phase II/III trial of HepatAssist. Rather than using Circe Biomedical’s specially designed machine, we intend to use the PERFORMER, a machine that is manufactured by RanD, S.r.l (Italy) and distributed by Medtronic, Inc. We are currently testing the PERFORMER that has been equipped with proprietary software and proprietary tubing set to enable the machine to work with HepatAssist-2™. We expect that the PERFORMER will become the platform for both our HepatAssist-2™ and LIVERAID™systems.

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

We expect to demonstrate that during HepatAssist-2™therapy (and during LIVERAID™ therapy when this product is further developed), substances normally metabolized by the liver and accumulated in the blood during liver failure will diffuse freely across the porous membrane into the compartment containing pig liver cells. At the same time, products of pig liver cell metabolism will diffuse back into the plasma compartment and then into the blood circuit. It is anticipated that as a result of these two processes, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Additional therapeutic benefits may be provided by blood purification (detoxification) therapy. In this mode of therapy, small and large protein-bound toxins, which accumulate in the blood during liver failure are expected to be removed by sorbents. Blood detoxification is believed to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions. Decreased blood toxicity is also expected to prolong the life and metabolic activity of pig hepatocytes in the bioartificial liver modules.

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

The platform we currently expect to use for HepatAssist-2™and for LIVERAID™bioartificial liver therapy will be a perfusion platform known as the PERFORMER. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed by Medtronic, Inc. The PERFORMER has been equipped with proprietary software and a tubing set for use with our HepatAssist-2™ system.

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

“Dialysis”is the process of cleaning wastes from the blood artificially. This job is normally done by the kidney and liver.

“Extracorporeal” means situated or occurring outside the body.

“Ex vivo” pertains to a biological process or reaction taking place outside of a living cell or organism.

“Fulminant”means occurring suddenly, rapidly, and with great severity or intensity.

“Hemodialysis”pertains to the use of a machine to clean wastes from blood after the kidneys have failed. The blood flows through a device called a dialyzer, which removes the wastes. The cleaned blood then flows back into the body.

“Hemofiltration/ Hemofiltrate "Hemofiltration" is a continuous dialysis therapy in which blood is pumped through a hollow-fiber cartridge and the liquid portion of blood containing substances are removed into the sink compartment. The liquid portion of the blood ("hemofiltrate") is discarded.

“Hepatitis”is an inflammation of the liver caused by infectious or toxic agents.

“Hepatocytes”are the organ tissue cells of the liver.

“kDa”is a measure of molecular weight using “Daltons” (abbreviated as “Da”). One “Da” is 1/12 of the weight of an atom carbon 12C. “kDa” is a kilodalton, or a 1,000 Daltons.

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

“Porcine”means of or pertaining to swine; characteristic of the hog.

“Regeneration”means regrowth of lost or destroyed parts or organs.

“Sorbent”means to take in and adsorb or absorb.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,”“expect,”“intend,”“plan,”“will,”“we believe,”“the Company believes,”“management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Because we are dependent on Spectrum Laboratories, Inc. as the manufacturer of our LIVERAID™cartridges, any failure or delay by Spectrum Laboratories to manufacture the cartridges will negatively affect our future operations.

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

We currently expect that a perfusion system known as the PERFORMER will become the platform for both our HepatAssist-2™ and LIVERAID™systems. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our bioartificial liver products. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. We currently do not have an agreement to purchase the PERFORMER from Medtronic or any other source. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of the PERFORMERS needed to ensure that HepatAssist-2™ and LIVERAID™are commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such systems would cease until an alternate platform is found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufactures who can develop and manufacture perfusion platforms meeting the HepatAssist-2™ and LIVERAID™ functional and operational characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

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

SIGNATURES

In accordance with  the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report on Form 10KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC.

Date: August 15, 2005	By:	/s/ JACEK ROZGA, M.D., PH.D

Jacek Rozga, M.D., Ph.D, President

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated October 20, 2003, between the Registrant, Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy Swank and Raymond Kuh (1)

3.1	Articles of Incorporation of Historical Autographs U.S.A., Inc.(2)

3.2	Certificate of Amendment of Articles of Incorporation (1)

3.3	Bylaws (2)

4.1	Revised form of Common Stock certificate (4)

4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Registrant upon the assumption of the Arbios Technologies, Inc. outstanding Warrant(4)

4.3	Common Stock Purchase Warrant, dated April 1, 2004, issued to Wolfe Axelrod Weinberger Associates LLC(5)

4.4	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc., dated January 11, 2005, issued to investors and placement agent (6)

10.1	Form of 2001 Stock Option Plan (2)

10.2	Facilities Lease, entered into as of June 30, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies(4)

10.3	Standard Multi-Tenant Office Lease, dated as of February 13, 2004, by and between Beverly Robertson Design Plaza and Arbios Systems, Inc. (4)

10.4	Employee Loan-Out Agreement, entered into effective as of July 1, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.5	Second Amendment to Employee Loan-Out Agreement, entered into effective as of May 7, 2003, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.6	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.7	Spectrum Labs License Agreement(4)

10.8	Third Amendment to Employee Loan-Out Agreement, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Systems, Inc. (5)

10.9	Asset Purchase Agreement among Circe Biomedical, Inc., a Delaware corporation, Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004(5)

10.10	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (5)

10.11	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (5)

10.12	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (5)

10.13	Third Amendment to Facilities Lease, entered into effective as of June __, 2004, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (5)

10.14	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein. (6)

10.15	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein.(6)

14.1	Arbios Systems, Inc. Code of Business Conduct and Ethics Adopted by the Board of Directors on January 15, 2004 *

16.1	Letter on Change in Certifying Accountant (3)

21.1	List of Subsidiaries *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1) Previously filed as part of the Company's Annual Report on Form 10-KSB on March 30, 2005.

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