Form 10QSB
period 2005-06-30
ARBIOS SYSTEMS INC
filed 2005-08-15
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32603
__________________

ARBIOS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

8797 Beverly Blvd., #206, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 10, 2005, there were 16,232,909 shares of common stock, $.001 par value, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-QSB

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2005
(unaudited) and December 31, 2004 (audited)	3

Condensed Consolidated Statements of Operations for the three months and the six months ended June 30, 2005 and 2004 and from inception to
June 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and from inception to
June 30, 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls And Procedures	19

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

PART I

ITEM 1. Condensed Consolidated Financial Statements

ARBIOS SYSTEMS, INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,155,468	$1,501,905
Short term investments	5,017,651
Prepaid expenses	80,467	97,653
Total current assets	6,253,586	1,599,558

Net property and equipment	100,916	107,789
Patent rights, net of accumulated amortization of $120,257 and $105,457 respectively	279,743	294,543
Other assets	36,439	33,164

Total assets	$6,670,684	$2,035,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$157,976	$92,304
Accrued expenses	36,956	121,460
Contract commitment		250,000
Current portion of capitalized lease obligation	776	5,341
Total current liabilities	195,708	469,105

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding
Common stock, $.001 par value; 60,000,000 shares authorized; 16,232,909
and 13,216,097 shares issued and outstanding in 2005 and 2004, respectively	16,233	13,216
Additional paid-in capital	13,334,025	6,508,061
Deficit accumulated during the development stage	(6,875,282)	(4,955,328)
Total stockholders' equity	6,474,976	1,565,949

Total liabilities and stockholders' equity	$6,670,684	$2,035,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBIOS SYSTEMS, INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception to
	2005	2004	2005	2004	June 30, 2005

Revenues	$-	$33,810	$-	$33,810	$320,966

Operating expenses:
General and administrative	465,583	708,060	1,340,047	908,345	3,952,416
Research and development	360,700	728,334	619,195	880,506	3,055,248
Total operating expenses	826,283	1,436,394	1,959,242	1,788,851	7,007,664

Loss before other income (expense)	(826,283)	(1,402,584)	(1,959,242)	(1,755,041)	(6,686,698)

Other income (expense):
Interest income	28,858	4,385	39,417	9,707	55,549
Interest expense	(43)	(223)	(129)	(485)	(244,133)
Total other income (expense)	28,815	4,162	39,288	9,222	(188,584)

Net loss	$(797,468)	$(1,398,422)	$(1,919,954)	$(1,745,819)	$(6,875,282)

Net loss per share:
Basic and diluted	$(0.05)	$(0.11)	$(0.12)	$(0.13)

Weighted-average shares:
Basic and diluted	16,232,909	13,198,097	16,040,865	13,194,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARBIOS SYSTEMS, INC. AND SUBSIDIARY
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Inception to
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net loss	$(1,919,954)	$(1,745,819)	$(6,875,282)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	29,388	21,994	169,916
Interest earned on discounted short term investments	(20,348)		(20,348)
Issuance of common stock for compensation	474,231	525,848	1,530,283
Settlement of accrued expense			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	17,186	33,251	(80,469)
Other assets	(3,275)	(5,237)	(36,439)
Accounts payable and accrued expenses	(18,832)	(47,960)	166,125
Other liabiliites	64,656	(5,556)	64,656
Contract obligation	(250,000)	250,000	-
Net cash used in operating activities	(1,626,948)	(973,479)	(4,462,809)

Cash flows from investing activities:
Additions of property and equipment	(7,715)	(16,773)	(125,575)
Purchase of short term investments	(4,997,303)		(4,997,303)
Net cash used in investing activities	(5,005,018)	(16,773)	(5,122,878)

Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option/warrant exercise	62,500		65,200
Net proceeds from issuance of common stock and warrants	6,227,594		10,058,262
Net proceeds from issuance of preferred stock			238,732
Payments on capital lease obligation, net	(4,565)	(4,896)	(21,039)
Net cash provided by (used for) financing activities	6,285,529	(4,896)	10,741,155

Net increase (decrease) in cash	(346,437)	(995,148)	1,155,468

Cash at beginning of period	1,501,905	3,507,086

Cash at end of period	$1,155,468	$2,511,938	$1,155,468

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees		$47,500	$47,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arbios Systems, Inc. and Subsidiary (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Six Months Ended June 30, 2005

(1) Basis of Presentation:

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure. On July 25, 2005, Arbios Systems, Inc. changed its state of incorporation from Nevada to Delaware. On July 26, 2005, Arbios Technologies, Inc., the wholly-owned subsidiary of Arbios Systems, Inc., merged with and into Arbios Systems, Inc. Unless the context indicates otherwise, references herein to the “Company” during periods prior to July 26, 2005 include both Arbios Systems, Inc., a Nevada corporation and Arbios Technologies, Inc.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, including those that are normal and recurring and considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB/A for the year ended December 31, 2004 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) New Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

(3) Short Term Investments:

Short-term investments generally mature between three and twelve months.  Short term investments consist of US Government Agency Notes purchased at a discount with interest accruing to the notes full value at maturity.  All of our short-term investments are classified as available-for-sale and are carried at fair market value which approximates cost plus accrued interest.

(4) Stock-Based Compensation:

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant with subsequent adjustments based on the fair value of the equity security as it vests. The fair value of expensed options is estimated using the Black Scholes option-pricing model. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we will be required to apply Statement 123(R) to reporting periods that begin on January 1, 2006.

If the Company had elected to recognize compensation cost for its stock options and warrants for employees based on the fair value at the grant dates, in accordance with SFAS 123, net loss and losses per share would have been as listed in the following table.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. The significant assumptions used in applying the Black Scholes option-pricing model were the following: dividend yield 0%, volatility of 0.81 to 0.83, risk free interest rate of 3.77% to 4.17% and an expected life of 5 to 7 years. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss as reported	$(797,468)	$(1,398,422)	$(1,919,954)	$(1,745,819)

Compensation recognized under:
APB 25	4,375	-	4,375	-
SFAS 123	(273,112)	(143,673)	(503,773)	(161,819)

Proforma net loss	$(1,066,205)	$(1,542,095)	$(2,419,352)	$(1,907,638)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.11)	$(0.12)	$(0.13)
Proforma	$(0.07)	$(0.12)	$(0.15)	$(0.14)

(5) Contract Commitment:

On January 15, 2005, the Company entered into a research and development agreement with Warsaw University of Technology (the “University”) in Warsaw, Poland to develop a proprietary membrane for the SEPET™ product. During 2005, the Company is obligated to make scheduled milestone payments totaling up to $166,000 as specified progress is made. Payments of $67,000 have been paid to the University through June 30, 2005 under this agreement.

On April 1, 2005, the Company, entered into a lease for a 1,680 square foot facility in Woodstock, Connecticut. The facilities were leased for the purpose of breeding livestock necessary for liver organ harvest. The lease has a term of two years and may be extended by the Company for a total of nine additional years. The monthly rent initially is $12,009 per month, and a security deposit equal to two months’ rent was remitted to the landlord upon signing the lease.

(6) Subsequent Event:

On August 1, 2005, the Company entered into a clinical study agreement with Albert Einstein Medical Center in Philadelphia, Pennsylvania for the institution to participate in the Company’s feasibility clinical trial for SEPETTM.  The estimated cost to conduct the clinical trial is $560,000 and is based upon a total enrollment of 15 patients at Albert Einstein Medical Center and a second medical center.  Additionally, the Company anticipates expenditures of approximately $350,000 for expenses associated with the clinical trial including data safety monitoring board fees, database design and analysis of clinical results and clinical trial insurance.

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

Overview

To date, we have been principally engaged in the research and development of our products, in raising capital, and in recruiting additional scientific and management personnel and advisors. We have not marketed or sold any products and have not generated any revenues from commercial activities; however we have recorded revenues of approximately $321,000 of Small Business Innovation Research (SBIR) grants that have been awarded by the United States Small Business Administration.

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

Short Term Investments

Short-term investments generally mature between three and twelve months.  Short term investments consist of US Government Agency Notes purchased at a discount with interest accruing to the notes full value at maturity.  All of our short-term investments are classified as available-for-sale and are carried at fair market value which approximates cost plus accrued interest.

Patents

In accordance with FASB No. 2, the costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized and amortized. We capitalize certain patent rights that are believed to have future economic benefit. The licensed capitalized patents costs were recorded based on the estimated value of the equity security issued by us to the licensor. The value ascribed to the equity security took into account, among other factors, our stage of development and the value of other companies developing extracorporeal bioartificial liver assist devices. These patent rights are amortized using the straight-line method over the remaining life of the patent. Certain patent rights received in conjunction with purchased research and development costs have been expensed. Legal costs incurred in obtaining, recording and defending patents are expensed as incurred.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," as in effect prior to December 2004, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. To date, we have used the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. For non-employee stock based compensation, we recognized an expense in accordance with SFAS No. 123 and value the equity securities based on the fair value of the security on the date of grant. The fair value of expensed options is estimated using the Black-Scholes option-pricing model. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. As a small business issuer, we will be required to apply Statement 123(R) to reporting periods that begin on January 1, 2006.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Results of Operations

Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenue from sales. Revenue of $34,000 for the three and six months ended June 30, 2004 represent revenue recognized from a government research grant.

General and administrative expenses of $466,000 and $708,000 were incurred for the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses of $1,340,000 and $908,000 were incurred for the six months ended June 30, 2005 and 2004, respectively. General and administrative expenses for the three months ended June 30, 2005 declined $242,000 over the prior year level. This decrease is primarily attributed to a decline in non-cash option and warrant charges of $450,000 offset in part by increases of (i) $70,000 in payroll expenses, (ii) $54,000 in investor relation costs, (iii) $35,000 in recruiting fees, (iv) $28,000 in board of director fees and (v) $13,000 in patent costs. General and administrative expenses for the six month period ended June 30, 2005 increased $432,000 over the prior year level. This increase is due primarily to increases of (i) $116,000 in professional fees, (ii) $98,000 in payroll expenses, (iii) $72,000 in investor relation costs, (iv) $14,000 in non-cash option and warrant charges and (v) other various administrative expense increases of $108,000 including recruiting fees, board of director fees, patent costs and employee travel. General and administrative expenses are expected to increase as compared to comparable periods in the prior year due to the employment of our Chief Executive Officer in March 2005 and additional professional and other fees related to being a public company.

Research and development expenses of $361,000 and $728,000 were incurred for the three months ended June 30, 2005 and 2004, respectively. Research and development expenses of $619,000 and $881,000 were incurred for the six months ended June 30, 2005 and 2004, respectively. The research and development expenses for the three months ended June 30, 2005 decreased $367,000 over the comparable prior year’s levels. The research and development expenses for the six months ended June 30, 2005 decreased $262,000 over the comparable prior year’s levels. For the three and six months ended June 30, 2004, we recorded $450,000 for purchased research and development expenses in connection with the purchase of certain assets from Circe Biomedical, Inc. No such comparable expense was incurred during the 2005 periods. The decrease in research and development expenses in the current six-month period is offset in part by SEPET™ and HepatAssist-2™ development cost increases of $127,000 and research and development salary increases of $65,000 resulting from staffing increases in 2005. We have received permission from the FDA to begin a feasibility study for SEPETTM and it is anticipated that research and development expenses will increase as a result of funding for the trials, leasing a pig breeding facility, the anticipated establishment of cell manufacturing for our bioartificial liver product and the hiring of our Vice President of Operations in April 2005.

Interest income of $29,000 and $4,000 was earned for the three months ended June 30, 2005 and 2004, respectively. Interest income of $39,000 and $10,000 was earned for the six months ended June 30, 2005 and 2004, respectively. The increase in interest income reflects the higher cash balances maintained in 2005 resulting from the gross proceeds of $6,600,000 on January 11, 2005, from a private equity financing and the increase in short term interest rates over prior year levels.

Our net loss was $797,000 and $1,398,000 for the three months ended June 30, 2005 and 2004, respectively. Our net loss was $1,920,000 and $1,746,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in net loss is attributed to an increase in operating expenses in the fiscal 2005 period as compared to the same periods in 2004. Operating expenses are expected to further increase in the current fiscal year compared to last year as we increase our operations, while revenues are not currently anticipated.

Liquidity and Capital Resources

As of June 30, 2005, we had cash of $1,155,468, short term investments of $5,017,651 and $195,708 of total indebtedness. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and SBIR government grants.

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

Based on our current plan of operations and the funds raised from the private placement in January 2005, we believe that our current cash balances will be sufficient to fund our foreseeable expenses for at least the next twelve months from the date of this report.

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants during the current fiscal year. The cost of completing the development of our products and of obtaining all required regulatory approvals to market our products is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds during the next 12 months after the date of this report. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to this Company.

The following is a summary of our contractual cash obligations for the following fiscal years:

					2008 and
Contractual Obligations	Total	2005	2006	2007	thereafter
Research agreement	$166,000	$166,000
Long-Term Leases	$564,000	$261,000	$234,000	$69,000

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

We are an early-stage company that has not generated any operating revenues to date (our only revenues were two government research grants). Accordingly, while we have been in existence for over five years, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with an early-stage company. As an early-stage company, we expect to incur significant operating losses for the foreseeable future, and there can be no assurance that we will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We have had no product sales to date, and we can give no assurance that there will ever be any sales in the future.

All of our products are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our products. There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future. We currently do not expect to receive revenues from the sale of any of our products for at least two to three years.

Before we can market any of our products, we must obtain governmental approval for each of our products, the application and receipt of which is time-consuming, costly and uncertain.

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the U.S., SEPET™ and our bioartificial liver systems will require approval from the United States Food and Drug Administration (“FDA”) prior to clinical testing and commercialization. While we recently obtained permission from the FDA to conduct a feasibility clinical trial for SEPET™, the process for obtaining FDA approval for the remaining trials and to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. The FDA has granted us permission to commence a feasibility clinical trial for SEPET™ on 15 patients, which we hope to finish by the end of the year. However, assuming that the feasibility clinical trial is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of these additional clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our bioartificial liver systems and these requirements may be more costly or time-consuming than we currently anticipate.

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

The cost of conducting pivotal clinical studies for SEPET andHepatAssist-2™ exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

If the feasibility clinical trial for SEPET is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of additional clinical trials that the FDA may require in connection with its review and approval of SEPET™. Based on our internal projections of our operating costs and the costs normally associated with pivotal trials, we do not believe that we currently have sufficient funds to conduct any such pivotal trial(s) nor have we identified any sources for obtaining the required funds.

We are currently considering requesting FDA approval to commence a Phase III clinical study of the HepatAssist-2™ system. Such a request will require that we supplement and/or amend the existing Phase III IND that was approved by the FDA for the original HepatAssist system on which the HepatAssist-2™ is based. The preparation of a modified or supplemented Phase III IND will be expensive and difficult to prepare. Although the cost of completing the Phase III study in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical study is authorized by the FDA, we currently estimate that the cost of conducting that study would be between $15 million and $20 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III IND. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III IND that we submit for HepatAssist-2™, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

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

Despite our $6.6 million private equity financing that we obtained in January 2005, we still need to obtain significant additional capital to complete the development of our liver assist devices, which additional funding may dilute our existing stockholders.

Based on our current proposed plans and assumptions, we anticipate that our existing funds will be sufficient to fund our operations and capital requirements for at least the 12-month period following the date of this Quarterly Report. However, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing SEPET™ will be approximately $3 million to $4 million, the clinical cost of developing HepatAssist-2™ will be between $15 million and $20 million, and the clinical cost of developing LIVERAID™ will be between $20 million and $25 million. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or more of our products will be very substantial and may be in excess of our ability to raise capital.

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

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own seven U.S. patents on our liver support products, three foreign patents, have one patent application pending, and are the licensee of seven additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and have not independently verified the validity or any other aspects of the patents or patent applications covering our products with our own patent counsel.

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

We are highly dependent on Jacek Rozga, MD, PhD, our President and Chief Scientific Officer. To a lesser extent, we also depend upon the medical and scientific advisory services that we receive from the members of our Scientific Advisory Board, all of whom have extensive backgrounds in medicine. However, each of these individuals, except Dr. Rozga, works for us as an unpaid advisor only on a part-time, very limited basis. We are also dependent upon the voluntary advisory services of Achilles A. Demetriou, MD, PhD, FACS, our other co-founder and the Chairman of our Scientific Advisory Board. We do not have a long-term employment contract with Dr. Jacek Rozga, and the loss of the services of either Dr. Rozga or Dr. Demetriou would have a material adverse effect on our business, operations and on the development of our products. We do not carry key man life insurance on either of these individuals.

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

The development, manufacture and sale of medical products expose us to the risk of significant damages from product liability claims. We have obtained clinical trial insurance for our SEPET™ trials. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. However, there can be no assurance that we will be able to continue to secure such insurance for clinical trials for either of our two current products under development. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance). We do not know if it will be available to us at acceptable costs. We may encounter difficulty in obtaining clinical trial or commercial product liability insurance for any bioartificial liver device that we develop since this therapy includes the use of pig liver cells and we are not aware of any therapy using these cells that has sought or obtained such insurance. If the cost of insurance is too high or insurance is unavailable to us, we will have to self-insure. A successful claim in excess of product liability coverage could have a material adverse effect on our business, financial condition and results of operations. The costs for many forms of liability insurance have risen substantially during the past year, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance.

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

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Small business issuers such as this company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

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

ITEM 3. Controls And Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as we continue to expand our operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the company’s size and stage of development.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

On May 16, 2005, we granted options to purchase a total of 210,000 shares of our common stock to seven of our Directors as fees for their Board of Director service. The options were granted under our 2005 Stock Incentive Plan, have an exercise price of $2.48 per share (the fair market price of our common stock determined in accordance with the 2005 Stock Incentive Plan), and have a term of seven years. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 7, 2005, we held the annual meeting of our shareholders. At the meeting, the holders of our outstanding common stock acted on the following matters:

(1)	The shareholders voted for nine directors, each to serve for a term of one year and until his or her successor is elected. Each nominee received the following votes:

Name of Nominee	Votes For	Votes Withheld
Jacek Rozga, MD, PhD	10,900,411	681,818
John M. Vierling, MD, FACP	10,900,411	681,818
Roy Eddleman	10,900,011	682,218
Marvin S. Hausman, MD	10,900,111	682,118
Jack E. Stover	10,900,411	681,818
Amy Factor	10,900,411	681,818
Thomas C. Seoh	10,900,411	681,818
Dennis Kogod	10,900,411	681,818
Thomas M. Tully	10,900,411	681,818

(2) To approve an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 60,000,000. Votes cast were as follows:

For	10,898,661
Against	1,750
Abstain	681,818

(3) To approve the adoption of our 2005 Stock Incentive Plan. Votes cast were as follows:

For	9,090,873
Against	49,900
Abstain	832,718

(4) To approve the reincorporation of Arbios Systems, Inc. in the State of Delaware. Votes cast were as follows:

For	9,290,923
Against	750
Abstain	681,818

(5) To ratify the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2005. Votes cast were as follows:

For	10,749,911
Against	-
Abstain	832,318

ITEM 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

10.1	Employment Offer Letter, dated July 28, 2005, between Arbios Systems, Inc. and Jacek Rozga, MD, PhD.

10.2	Form of Lease, dated April 1, 2005, between Arbios Technologies, Inc. and American Integrated Biologics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 12th day of August, 2005.

ARBIOS SYSTEMS, INC.

By:	/s/ Amy Factor
Amy Factor
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott Hayashi
Scott Hayashi
Chief Financial Officer (Principal Financial Officer)