Form 10QSB
period 2005-09-30
ARBIOS SYSTEMS INC
filed 2005-11-14
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32603
________________________________

ARBIOS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

8797 Beverly Blvd., #304, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 11, 2005, there were 16,232,909 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements:

Condensed Balance Sheets as of September 30, 2005
(unaudited) and December 31, 2004 (audited).	3

Condensed Statements of Operations for the three months
and the nine months ended September 30, 2005 and 2004 and from
inception to September 30, 2005 (unaudited)	4

Condensed Statements of Cash Flows for the nine months
ended September 30, 2005 and 2004 and from inception to
September 30, 2005 (unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Controls And Procedures	19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

PART I

ITEM 1. Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,360,598	$1,501,905
Short term investments	4,033,018
Prepaid expenses	80,715	97,653
Total current assets	5,474,331	1,599,558

Net property and equipment	93,622	107,789
Patent rights, net of accumulated amortization of $127,657 and $105,457 respectively	272,343	294,543
Other assets	37,780	33,164

Total assets	$5,878,076	$2,035,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172,433	$92,304
Accrued expenses	27,751	121,460
Contract commitment		250,000
Current portion of capitalized lease obligation		5,341
Total current liabilities	200,184	469,105

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding
Common stock, $.001 par value; 60,000,000 shares authorized; 16,232,909
and 13,216,097 shares issued and outstanding in 2005 and 2004, respectively	16,233	13,216
Additional paid-in capital	13,349,034	6,508,061
Deficit accumulated during the development stage	(7,687,375)	(4,955,328)
Total stockholders' equity	5,677,892	1,565,949

Total liabilities and stockholders' equity	$5,878,076	$2,035,054

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception to
	2005	2004	2005	2004	September 30, 2005

Revenues	$-	$38,220	$-	$72,030	$320,966

Operating expenses:
General and administrative	470,505	774,062	1,810,552	1,682,407	4,422,921
Research and development	386,517	302,860	1,005,712	1,183,366	3,441,765
Total operating expenses	857,022	1,076,922	2,816,264	2,865,773	7,864,686

Loss before other income (expense)	(857,022)	(1,038,702)	(2,816,264)	(2,793,743)	(7,543,720)

Other income (expense):
Interest income	44,934	3,660	84,351	13,367	100,483
Interest expense	(5)	(183)	(134)	(668)	(244,138)
Total other income (expense)	44,929	3,477	84,217	12,699	(143,655)

Net loss	$(812,093)	$(1,035,225)	$(2,732,047)	$(2,781,044)	$(7,687,375)

Net loss per share:
Basic and diluted	$(0.05)	$(0.08)	$(0.17)	$(0.21)

Weighted-average shares:
Basic and diluted	16,232,909	13,198,097	16,105,583	13,195,881

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Inception to
	2005	2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(2,732,047)	$(2,781,044)	$(7,687,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	44,082	36,098	184,610
Interest earned on discounted short term investments	(37,500)		(37,500)
Issuance of common stock for compensation	483,159	1,026,668	1,539,211
Settlement of accrued expense			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	16,938	68,627	(80,717)
Other assets	(4,616)	(4,987)	(37,780)
Accounts payable and accrued expenses	(13,580)	(5,387)	171,377
Other liabilities	70,737	(5,555)	70,737
Contract obligation	(250,000)	250,000	-
Net cash used in operating activities	(2,422,827)	(1,415,580)	(5,258,688)

Cash flows from investing activities:
Additions of property and equipment	(7,715)	(78,888)	(125,575)
Purchase of short term investments	(3,995,518)		(3,995,518)
Net cash used in investing activities	(4,003,233)	(78,888)	(4,121,093)

Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option/warrant exercise	62,500		65,200
Net proceeds from issuance of common stock and warrants	6,227,594		10,058,262
Net proceeds from issuance of preferred stock			238,732
Payments on capital lease obligation, net	(5,341)	(7,061)	(21,815)
Net cash provided by (used for) financing activities	6,284,753	(7,061)	10,740,379

Net increase (decrease) in cash	(141,307)	(1,501,529)	1,360,598

Cash at beginning of period	1,501,905	3,507,086

Cash at end of period	$1,360,598	$2,005,557	$1,360,598

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees		$47,500	$47,500

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Nine Months Ended September 30, 2005

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

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB/A for the year ended December 31, 2004 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) New Accounting Pronouncements

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

(3) Short Term Investments

Short-term investments generally mature between three and twelve months.  Short term investments consist of U.S. Government Agency Notes purchased at a discount with interest accruing to the notes full value at maturity.  All of the Company’s short-term investments are classified as available-for-sale and are carried at fair market value which approximates cost plus accrued interest.

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

If the Company had elected to recognize compensation cost for its stock options and warrants for employees based on the fair value at the grant dates, in accordance with SFAS 123, the proforma net loss and losses per share would have been as listed in the following table.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. The significant assumptions used in applying the Black Scholes option-pricing model were the following: dividend yield 0%, volatility of 0.76 to 0.83, risk free interest rate of 3.77% to 4.17% and an expected life of 5 to 7 years. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004

Net loss as reported	$(812,093)	$(1,035,225)	$(2,732,047)	$(2,781,044)

Compensation recognized under:
APB 25	-	-	4,375	-
SFAS 123	(193,723)	(52,384)	(697,496)	(214,203)

Proforma net loss	$(1,005,816)	$(1,087,609)	$(3,425,168)	$(2,995,247)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.08)	$(0.17)	$(0.21)
Proforma	$(0.06)	$(0.08)	$(0.21)	$(0.23)

(5) Contract Commitment

On January 15, 2005, the Company entered into a research and development agreement (the “Development Agreement”) with Warsaw University of Technology (the “University”) in Warsaw, Poland to develop a proprietary membrane for the SEPET™ product. During 2005, the Company is obligated to make scheduled milestone payments totaling up to $166,000 as specified progress is made, of which $131,000 has been incurred and expensed through September 30, 2005 under this agreement.

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

The Company entered into a clinical study agreement with Albert Einstein Medical Center in Philadelphia, Pennsylvania on August 1, 2005 and with Cedars-Sinai Medical Center in Los Angeles, California on September 26, 2005 for the Company’s feasibility clinical trial for SEPETTM.  The estimated cost to conduct the clinical trial is $530,000 and is based upon a total enrollment of 15 patients at the two medical centers.   Additionally, the Company anticipates expenditures of approximately $309,000 for expenses associated with the clinical trial including data safety monitoring board fees, database design and analysis of clinical results and clinical trial insurance.

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

Overview

To date, we have been principally engaged in the research and development of our products, in raising capital, and in recruiting additional scientific and management personnel and advisors. We have not marketed or sold any products and have not generated any revenues from commercial activities; however, from inception we have recorded revenues of approximately $321,000 of Small Business Innovation Research (SBIR) grants that have been awarded by the United States Small Business Administration.

Our research offices and laboratories are located at Cedars-Sinai Medical Center, Los Angeles, California. In April 2005, we leased an additional 1,680 square foot facility in Woodstock, Connecticut to be used for swine housing and tissue procurement. We maintain our administrative office in Los Angeles, California.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets and their useful lives, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed financial statements:

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

Results of Operations

Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenue from sales. Revenue of $38,000 and $72,000 for the three and nine months ended September 30, 2004 respectively represents revenue recognized from a government research grant.

General and administrative expenses of $471,000 and $774,000 were incurred for the three months ended September 30, 2005 and 2004, respectively. General and administrative expenses of $1,811,000 and $1,682,000 were incurred for the nine months ended September 30, 2005 and 2004, respectively. General and administrative expenses for the three months ended September 30, 2005 declined by $303,000 over the prior year level. This decrease is primarily attributed to a $466,000 decline in non-cash option and warrant charges, offset in part by increases in payroll expenses, Board of Director fees, and other administrative costs. Payroll expenses and Board of Director fees increased as the number of employees and directors increased during 2005. General and administrative expenses for the nine month period ended September 30, 2005 increased $129,000 over the prior year’s level, despite a $452,000 decline in non-cash option and warrant charges during the 2005 period. The increase was primarily due to increases in payroll expenses, professional fees, board of director fees, recruiting fees, patent costs and various administrative expense increases including investor relations, employee travel and other administrative costs. The increases in payroll costs, director fees, professional fees and the other administrative expenses are a result of the increasing number of employees, directors and consultants that were employed. Since the company’s activities are increasing, its general and administrative expenses are expected to increase as compared to prior comparable periods.

Research and development expenses of $387,000 and $303,000 were incurred for the three months ended September 30, 2005 and 2004, respectively. Research and development expenses of $1,006,000 and $1,183,000 were incurred for the nine months ended September 30, 2005 and 2004, respectively. The research and development expenses for the three months ended September 30, 2005 increased by $84,000 over the comparable prior year’s levels primarily as a result of the costs related to membrane research being conducted for the company at the Warsaw University of Technology. Research and development expenses in 2004 included a one-time $450,000 expense incurred in the quarter ended June 30, 2004 for purchased research and development expenses related to our purchase of certain assets from Circe Biomedical, Inc. No such comparable expense was incurred during the 2005 periods. Accordingly, although research and development activities increased in 2005 compared to 2004, research and development expenses for the nine months ended September 30, 2005 decreased by $177,000 compared to the nine-month period in 2004. The research and development expenses for the nine-month period ended September 30, 2005 included SEPET™ and HepatAssist-2™ development cost increases of $253,000, research and development salary increases of $225,000 resulting from staffing increases in 2005 and other research and development expenses offset in part by decreases in consulting costs of $144,000 and non cash option and warrant charges of $91,000. We have received permission from the FDA to begin a feasibility study for SEPETTM and it is anticipated that research and development expenses will increase as a result of funding for the trials, leasing of a pig breeding facility, the anticipated establishment of cell manufacturing for our bioartificial liver product and the hiring of our Vice President of Operations in April 2005.

Interest income of $45,000 and $4,000 was earned for the three months ended September 30, 2005 and 2004, respectively. Interest income of $84,000 and $13,000 was earned for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest income reflects the higher cash balances maintained in 2005 resulting from the gross proceeds of $6,612,000 on January 11, 2005, from a private equity financing and the increase in short term interest rates over prior year levels.

Our net loss was $812,000 and $1,035,000 for the three months ended September 30, 2005 and 2004, respectively. Our net loss was $2,732,000 and $2,781,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in net loss for the nine month period ended September 30, 2005 compared to the comparable period in 2004 is attributable to a decrease in research and development expenses. The decrease in net loss for the three months period ended September 30, 2005 compared to the comparable period in 2004 is attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had cash of $1,361,000, short term investments of $4,033,000 and $200,000 of total indebtedness. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and SBIR government grants.

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

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants during the next twelve months. The cost of completing the development of our products and of obtaining all required regulatory approvals to market our products is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds during the next 12 months after the date of this report. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to this Company.

The following is a summary of our contractual cash obligations for the following fiscal years:

					2008 and
Contractual Obligations	Total	2005	2006	2007	thereafter

Research agreement	$166,000	$166,000	---	---	---
Long-Term Leases	$625,000	$265,000	$291,000	$69,000	---

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the U.S., SEPET™ and our bioartificial liver systems will require approval from the United States Food and Drug Administration (“FDA”) prior to clinical testing and commercialization. The process for obtaining FDA approval to both conduct the required trials and to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. For example, the FDA earlier this year granted us permission to commence a feasibility clinical trial for SEPET™ on 15 patients. Based on our estimates of the time it would take to obtain all required approvals at the two medical centers at which the Phase I study is being conducted, and based on the estimated time it would take to enroll patients in the study, we had hoped to finish the study by the end of the current year. However, obtaining all medical center approvals took longer than anticipated, and patient accrual into this study has been slower than anticipated. Accordingly, while we still expect to complete this 15 patient study in the near future, we no longer are certain that the study will be concluded by the end of the year. Assuming that the feasibility clinical trial is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of these additional clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our bioartificial liver systems and these requirements may be more costly or time-consuming than we currently anticipate.

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

Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of SEPET™ or our bioartificial liver systems. While the time periods for testing our products and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™, approximately five years for LIVERAID™, and three to four years for HepatAssist-2™. We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. Before we can begin clinical testing of these products, we will need to file an investigational new drug application (“IND”) for LIVERAID™, amend a Phase III IND to resume clinical testing of our HepatAssist-2™ bioartificial liver, which applications will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. We have not yet completed preparation of either the INDs for our bioartificial liver products. There can be no assurance that we will have sufficient experimental and technology validation data to justify the submission of said applications. Because of the early stage of development of each of our products, we do not know if we will be able to generate clinical data that will support the filing of the FDA applications for these products or the FDA’s approval of any product marketing approval application or IND that we do file.

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

Use of liver cells harvested from pig livers carries a risk of transmitting viruses harmless to pigs but potentially deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus (“PERV”), but its ability to infect people is unknown. Repeated testing, including a 1999 study of 160 xenotransplantion (transplantation from animals to humans) patients and the Phase II/III testing of the HepatAssist system by Circe Biomedical, Inc., has turned up no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our bioartificial liver systems or subsequently banning any further use of our product should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

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

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a two business day "cooling off period" before brokers and dealers can effect transactions in penny stocks. Such rules impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 3. Controls And Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this Company continues to expand its operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the Company’s size and stage of development.

PART II. OTHER INFORMATION

ITEM 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

10.1	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier.

10.2	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 11th day of November, 2005.

ARBIOS SYSTEMS, INC.

By: /s/ Walter C. Ogier
Walter C. Ogier
Chief Executive Officer (Principal Executive Officer)

By: /s/ Scott Hayashi
Scott Hayashi
Chief Financial Officer (Principal Financial Officer)