Form 10QSB/A
period 2005-09-30
ARBIOS SYSTEMS INC
filed 2006-03-22
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

    ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

  ☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _____________

Commission file number 000-32603

ARBIOS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	91-1955323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8797 Beverly Blvd., #304, Los Angeles, California 90048
(Address of principal executive offices)

(310) 657-4898
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the number of outstanding shares of each of the issuer's classes of common equity, as of the latest practicable date: On March 6, 2006, there were 17,460,181 shares of Common Stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB/A
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed solely for the purpose of filing exhibits to the Form 10-QSB filed on November 14, 2005 and no additional changes or modifications to the Form 10-QSB are being made.

PART II. OTHER INFORMATION
ITEM 6. Exhibits

(a) Exhibits

10.1	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier

10.2	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC. (Registrant)

Date: March 22, 2006	By:	/s/ Walter C. Ogier
Walter C. Ogier
Chief Executive Officer

Date: March 22, 2006	By:	/s/ Scott Hayashi
Scott Hayashi
Chief Financial Officer