Form 10KSB
period 2005-12-31
ARBIOS SYSTEMS INC
filed 2006-03-31
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

___________

Commission File Number: 000-32603

ARBIOS SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1955323 (I.R.S. Employer Identification No.)
8797 Beverly Boulevard, #304 Los Angeles, CA 90048 (Address of principal executive offices)	90048 (Zip Code)

Issuer’s Telephone Number: 310-657-4898

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

Issuer’s revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 6, 2006 was approximately $13,648,789 based on the closing sales price reported by the OTC Bulletin Board on such date.

There were 17,460,181 shares of the Company’s common stock outstanding on March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

  TABLE OF CONTENTS

Part I
1.	Description of Business	1

2.	Description of Property	19

3.	Legal Proceedings	19

4.	Submission of Matters to a Vote of Security Holders	20

Part II
5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	20

6.	Management’s Discussion and Analysis or Plan of Operation	21

7.	Financial Statements	35

8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	35

8A.	Controls and Procedures	36

8B.	Other Information	36

Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	37

10.	Executive Compensation	41

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46

12.	Certain Relationships and Related Transactions	50

13.	Exhibits	51

14.	Principal Accountant Fees and Services	54

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Arbios Systems, Inc., a Delaware corporation.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Arbios Systems, Inc., or Arbios, is a Delaware corporation based in Los Angeles, California. We seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

We are a medical device and cell therapy company that is focusing on the development of products for the treatment of liver failure. Our lead products under development currently consist of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device and an extracorporeal, bioartificial liver therapy referred to as the HepatAssist-2™ Bioartificial Liver System that incorporate porcine pig liver cells. We also have rights and a licensing agreement to the LIVERAID™ Bioartificial Liver System, which is a potential enhancement to HepatAssist-2™, but development of that system is on an indefinite hold.  We currently own seven key U.S. patents and are the licensee of seven other U.S. patents, as well as the owner of a patent application and numerous related trade secrets.

In April 2005, we received permission from the United States Food and Drug Administration, or the FDA, to commence a 15 patient feasibility clinical study of our SEPET™ cartridge. The enrollment of patients for the clinical trial has been slower than we anticipated; however, the FDA has granted us permission for additional clinical sites to participate in the clinical trial. We currently have three clinical sites enrolling patients and we have broadened the patient eligibility criteria to expedite patient accrual Our HepatAssist-2™ Bioartificial Liver System is an enhanced version of a system referred to as HepatAssist® which we acquired from another company, Circe Biomedical, Inc. and which has been tested in Phase II/III clinical trials. We have an active Phase III investigational new drug application, or IND, to conduct additional clinical trials using HepatAssist™ and intend to focus on introducing this important liver assist technology into clinical practice. Because of the high cost and technological difficulties in the manufacture of LIVERAID™ devices, we have decided to stop the development of the LIVERAID™ Bioartificial Liver System indefinitely. This decision allows us to allocate our financial and organizational resources to the development of the SEPET™ and HepatAssist-2™ technologies.

A glossary of certain terms used in this Annual Report is contained on page 18 below.

Company History. Arbios Systems, Inc. was originally incorporated in February 1999 as Historical Autographs U.S.A., Inc., or HAUSA. Until October 2003, HAUSA was an e-commerce based company engaged in the business of acquiring and marketing historical documents. On October 30, 2003, HAUSA completed a reorganization (the “Reorganization”) in which HAUSA, through its wholly-owned subsidiary, acquired all of the outstanding shares of Arbios Technologies, Inc., or ATI, in exchange for 11,930,598 shares of HAUSA common stock. As a result of the Reorganization, ATI became the wholly-owned subsidiary of HAUSA. After the Reorganization, HAUSA changed its name to “Arbios Systems, Inc.,” replaced its officers and directors with those of ATI, closed its offices, ceased its e-commerce business, and moved its offices to Los Angeles, California. On July 25, 2005, Arbios Systems, Inc. completed its reincorporation as a Delaware corporation by merging with and into Arbios Systems, Inc., a Delaware corporation. The foregoing merger was approved by the Company’s stockholders at the annual meeting of stockholders held on July 7, 2005. In order to consolidate the functions and operations of Arbios and ATI, on July 26, 2005, ATI merged into Arbios. As a result, Arbios now owns all of the assets of ATI and all of the operations of the two companies have been consolidated into Arbios.

Our principal operations and executive offices are located at 8797 Beverly Blvd., Suite 304, Los Angeles, California 90048 and our telephone number is (310) 657-4898.  We also maintain corporate offices at 1050 Winter Street, Suite 1000, Waltham, Massachusetts 02451 and a manufacturing facility based in Connecticut. We also maintain a web site at www.arbios.com. The information on our web site is not, and you must not consider such information to be, a part of this filing.

Products Overview

We currently have two products under development; a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device and an extracorporeal, bioartificial liver therapy referred to as the HepatAssist-2™ Bioartificial Liver System that incorporates pig liver cells, or porcine hepatocytes.

SEPET™ is a single-use cartridge that contains specially designed microporous tubes called hollow fibers. When a patient’s blood is pumped through these hollow fibers, substances normally metabolized by the liver and accumulated in the blood during liver failure move across the porous wall and are discarded. As a result of this blood purification, or detoxification, process, we believe that the levels of pathological blood components will move toward normal ranges, leading to amelioration of liver failure and stabilization or improved function of a patient’s liver. SEPET™ was designed and qualified for use with the PRISMA hemodialysis system (manufactured by Gambro, Inc.) and for use with other commercially available kidney dialysis units and/or plasma apheresis systems that utilize hollow-fiber cartridges.

In April 2004, we acquired from Circe Biomedical, Inc., an unaffiliated biomedical company, the rights to a bioartificial liver, known as the HepatAssist® system. Certain technologies included in the HepatAssist® bioartificial liver were designed and tested in pre-clinical and early clinical studies by Drs. A. A. Demetriou and J. Rozga, who later founded Arbios Systems, Inc. Our HepatAssist-2 Bioartificial Liver System utilizes a single-use cartridge that contains pig liver cells plus columns that contain certain chemical particles referred to as sorbents. When a patient’s blood is pumped through the bioartificial liver cartridge, substances normally metabolized by the liver and accumulated in the blood during liver failure move across the porous tubes into two plasma compartments; one compartment is filled with pig liver cells and the other compartment incorporates columns that contain sorbents. The exposure of the viable pig liver cells to patient plasma causes toxic substances contained in the plasma to be metabolized, thereby reducing their level. In addition, the sorbents lower the level of pathological blood components, such as ammonia. At the same time, substances produced by pig liver cells move across the porous wall back into the blood compartment. As a result of these two processes (provision of whole liver functions by the pig liver cells and removal of toxins by the sorbents) we believe the levels of pathological and normal blood components will move toward normal ranges. Our belief is supported by the results of tests performed during clinical trials using the HepatAssist® system.

Our HepatAssist-2™ Bioartificial Liver System is similar to the earlier HepatAssist® system, and we have subsequently enhanced it by employing a larger quantity of pig cells. We do not anticipate that HepatAssist-2™ will use the proprietary perfusion platform, which is a machine through which the patient’s blood is circulated, that was originally designed and developed for the HepatAssist® system. Instead, we are testing a perfusion platform known as the PERFORMER for use as the platform to provide bioartificial liver therapy. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed world-wide by Medtronic, Inc. The PERFORMER has been equipped with proprietary software and a tubing set for use with our HepatAssist-2™ Bioartificial Liver System.

Both SEPET™ and HepatAssist-2™ rely on single-use cartridges that are placed on a blood perfusion apparatus that is attached to the patient's blood circulation system. Following treatments with any of our products, the disposable cartridges are discarded, and new cartridges are used for the next therapy.

Background of our Company

Arbios Technologies, Inc., our former operating subsidiary, was formed in August of 2000 by Drs. A. A. Demetriou and J. Rozga, two leaders in the field of artificial liver therapy, to develop extracorporeal therapies for the treatment of liver failure. As former employees of Cedars-Sinai Medical Center, Drs. Demetriou and Rozga previously were involved in the development of a first generation bioartificial liver known as HepatAssist® that was licensed by Cedars-Sinai Medical Center in 1994 to W.R. Grace & Co. and then subsequently transferred to Circe Biomedical, Inc. The prior owners of this technology spent millions of dollars on the research and development of the original HepatAssist® system, the perfusion platform and on the related technologies and operating procedures necessary to bring the product to market. The original HepatAssist® system was tested in Phase II/III clinical trials approved by the FDA in patients with fulminant and subfulminant liver failure and primary non-function following liver transplantation. These trials of the original HepatAssist® system were the first large (171 patients) prospective, randomized, controlled multi-center trial demonstrating a survival advantage for an extracorporeal liver assist system utilizing pig liver cells. Although treated fulminant/subfulminant hepatic failure patients with viral and drug-induced liver injury retrospectively demonstrated improved survival compared to controls when adjusted for the effect of confounding factors (such as liver transplantation), the prospective primary clinical end point in the overall study population (survival at 30 days post-transplantation) was not achieved. Accordingly, the HepatAssist® system was not approved for marketing, and the FDA requested that a new Phase III clinical study be performed. A new Phase III protocol was prepared and reviewed by the FDA. However in 2003, before these new studies could be undertaken, Circe Biomedical ceased its operations. In April 2004, we purchased the remaining assets of Circe Biomedical that related to its bioartificial liver operations, including rights to the original HepatAssist® system, the new Phase III protocol that had been reviewed by the FDA, and over 400 manufacturing and quality control and quality assurance standard operation protocols previously reviewed by FDA. In July 2005, we merged Arbios Technologies, Inc. into the parent company, Arbios Systems, Inc.

To date, we have funded our operations from the gross proceeds of funds we raised from the sale of over $13,000,000 of our equity securities and $321,000 of Small Business Innovation Research, or SBIR, grants that have been awarded by the United States Small Business Administration. We intend to apply for additional SBIR grants to fund a portion of our research expenditures. However, whether or not we receive additional SBIR grants, we will have to raise substantial additional proceeds to fund our future clinical development expenses and our on-going working capital needs.

Our research offices and laboratories are located at Cedars-Sinai Medical Center, Los Angeles, California. Under our lease agreement and other arrangements with Cedars-Sinai, we have access to all of the key development resources of that leading medical center, including animal facilities, surgical core facilities and clinical laboratories. Cedars-Sinai Medical Center is one of the clinical testing sites for our SEPETTM clinical testing program. We also lease administrative office space in Los Angeles, California and Waltham, Massachusetts, as well as an animal breeding and cell manufacturing facility in Woodstock, Connecticut which will be used to harvest porcine livers for use in our HepatAssist-2TM product.

We have also entered into various agreements with Spectrum Laboratories, Inc., including research and development agreements and manufacturing agreements. Spectrum Laboratories is a company that specializes in the development and manufacture of innovative molecular separation products for the research community and is a supplier of dialysis and ultrafiltration membranes used for biomedical research, molecular biology and clinical diagnostics throughout the world.

Strategy

We believe that the clinical testing and regulatory approval periods for the SEPET™ Liver Assist Device will be shorter than our HepatAssist-2TM Bioartificial Liver System because SEPET™ may be evaluated as a medical device that does not contain biological components such as the pig cells that are an integral part of our HepatAssist-2TM product. Accordingly, because of the shorter regulatory period and the ability of SEPET™ to operate through the use of a standard, currently available kidney dialysis unit, we expect that the development of SEPET™ will be completed before the development of HepatAssist-2™ is completed.

We have already performed in vitro and in vivo testing of the SEPET™ prototype device and commenced clinical testing of SEPET™ during 2005. We anticipate that we will be able to file an application requesting market approval of SEPET™ as early as late 2007. We are currently evaluating the possibility of conducting clinical studies of the HepatAssist-2™ system under a modified version of the FDA-reviewed Phase III IND protocol that we acquired in March 2004 from Circe Biomedical. Since we are still currently developing our clinical and regulatory strategies for the HepatAssist-2TM Bioartificial Liver System, we cannot estimate when an application requesting marketing approval of that system will be filed.

The April 2004 acquisition of the assets of Circe Biomedical has provided us with new potential opportunities for the development of a bioartificial liver. The Circe Biomedical bioartificial liver device that we acquired consisted of the following four distinct components that we believe may be useful to the development of our bioartificial liver products:

(1)
FDA-approved standard operating procedures. These are standard operating procedures for production of porcine cells including harvesting, freezing, storing, shipping and processing by the end user (thawing, washing) of the cells. These procedures and protocols have been reviewed by the FDA.

(2)
The cartridge used in the Phase III trial of HepatAssistTM. We intend to use the existing, FDA-approved cartridge, and intend to seek the FDA’s approval to increase the number of pig cells that the cartridge could contain, which increase we believe will improve the functionality of the system.

(3)	An FDA reviewed Phase III protocol acquired from Circe Biomedical. We may modify this protocol and submit the modified protocol to the FDA for approval.

(4)
The HepatAssistTM perfusion platform. The HepatAssist perfusion platform is Circe Biomedical’s specially designed machine that pumped the patient’s plasma through the HepatAssist cartridge. This machine was used in the Phase II/III trial of HepatAssist.

Rather than using Circe Biomedical’s specially designed machine, we intend to use the PERFORMER, a commercially available machine that is distributed by Medtronic, Inc. We are currently testing units of The PERFORMER that have been equipped with proprietary software and our tubing to enable the machine to work with our bioartificial liver products. We believe that the PERFORMER may become the platform for our HepatAssist-2™ Bioartificial Liver System.

We are currently in the process of designing further clinical trials to demonstrate the safety and tolerability of SEPET™ in treating patients with acute exacerbation of chronic liver failure. In April 2005 we received permission from the FDA to commence a 15 patient clinical feasibility study for SEPET™. The FDA has since given permission to expand the trial to a total of up to four clinical sites and up to 20 patients. Based on our current assumptions, we estimate that the clinical cost of developing SEPET™ will be approximately $5 million to $10 million and the clinical cost of developing HepatAssist-2™ will be between $15 million and $20 million. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. See “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.”

Liver Function Background

The liver controls, or affects, almost every aspect of metabolism and most physiologic regulatory processes, including protein synthesis, sugar and fat metabolism, blood clotting, the immune system, detoxification of alcohol, chemical toxins, and drugs, and waste removal. Loss of liver function is a devastating and life threatening condition. Liver failure affects all age groups and may be due to many causes, including viral infection, hepatitis, ingestion of common medications, alcohol, and surgical liver removal for trauma and cancer.

Currently, there is no direct treatment for liver failure, except a successful liver transplant. There is, however, a current scarcity of donor livers, and approximately two thousand patients on the waiting list for donor livers die annually before receiving liver transplants. Our management believes that treatments with currently available technologies such as blood detoxification methods are short-term measures, and none of them has achieved wide clinical use or ability to arrest or reverse liver failure and improve survival. As a consequence, liver failure patients must still either undergo liver transplantation or endure the probability of prolonged hospitalization with a low probability of survival. In addition, many patients do not qualify for transplantation or live in regions of the world where transplantation is not readily available. Still others do not recover after transplantation because of irreversible brain damage or other organ damage caused by liver failure. Although the liver has a remarkable capacity for regeneration, the repair process after massive liver damage is markedly impaired by the continued presence of toxins, inflammatory cytokines and other inhibitors of organ regeneration still present in the blood of patients.

In liver failure patients, there is a need for an effective blood purification therapy that will clear the blood of toxins, mediators of inflammation and inhibitors of hepatic growth. SEPET™ is a novel form of such therapy developed by us in which the plasma fraction containing substances that are toxic to the brain, the liver and other internal organs and tissues are removed from patient blood and replaced with normal human plasma. We have demonstrated an extension of survival in large animal model testing of SEPET™, which results have led to the initiation of a clinical feasibility trial in human patients.

There is a further need to develop artificial means of liver replacement with the aim of either supporting patients with borderline functional liver cell mass until their liver regenerates or until a donor liver becomes available for transplantation. Such an “artificial liver” should also support patients during recovery after transplantation with marginal livers and after extended liver resections for trauma or cancer. To achieve these effects, effective liver support systems should be able to lower blood levels of substances toxic to the brain and liver and to provide whole liver functions, which are impaired or lost.

The founders of this Company as well as investigators not associated with this Company have demonstrated in vitro and in animal models of liver failure that cell-based bioartificial livers using viable isolated liver cells, or hepatocytes, can provide whole liver functions. However, only a few bioartificial livers have been tested in humans and it remains to be seen whether systems utilizing hepatocytes as the only means of liver support are effective. We believe that in order to provide the maximum support for the failing liver, porcine hepatocyte therapy should be combined with blood purification or detoxification.

Our bioartificial liver system, HepatAssist-2™, was designed to become an advanced effective application of the basic bioartificial liver concept. In the bioartificial liver system, liver cell therapy in the form of porcine hepatocytes, is combined with blood detoxification, in the form of sorbent based plasma therapy. Depending on the cause of liver disease, severity of illness and deficiency of specific liver functions, the bioartificial liver mode of therapy can be provided individually, simultaneously or sequentially. Because of these features, we believe our bioartificial liver technology is well suited to treat patients with liver failure of all causes and severity, including those requiring maximum liver support. While the HepatAssist-2TM’s predecessor HepatAssist Phase II/III clinical trial demonstrated an increase in patient survival in patients with viral and drug-induced fulminant/subfulminant hepatic failure, a new Phase III clinical trial will be needed before our HepatAssist-2™ system, which is an enhanced version of the original HepatAssist system, can be used by human patients. Pre-clinical data for our HepatAssist-2TM Bioartificial Liver System indicates that this system can improve heart rate and blood pressure and provide clearance of ammonia and indocyanine green (ICG), which is a liver function test.

The Products We Are Developing

We currently are developing novel treatments for acute and chronic liver failure. We believe that our SEPET™ Liver Assist Device and our HepatAssist-2TM Bioartificial Liver System may:

•	help keep liver failure patients alive and neurologically intact before, during and immediately after transplantation;
•	allow other patients to recover liver functionality and to survive without a transplant (a “bridge” to liver regeneration);
•	support patients during periods of functional recovery and regeneration after extensive removal due to liver trauma and/or cancer;
•	accelerate recovery from acute exacerbation of chronic liver disease;
•	shorten length of stay in intensive care units;
•	shorten hospital stay;
•	reduce the cost of care; and
•	reduce intractable itching associated with severe jaundice.

We believe that our SEPET™ Liver Assist Device and HepatAssist-2 Bioartificial Liver System can achieve these effects because they can lower blood levels of substances that are toxic to both the brain and liver. However, final proof of clinical benefit in patients is lacking at this time, and the clinical utility of these products still needs to be demonstrated in patients with acute liver failure.

We own certain technologies and rights related to our products, and have licensed certain other technologies. See “- Patents and Proprietary Rights” below for a description of the rights that we own and have licensed.

SEPET™

We are developing the SEPET™ Liver Assist Device as a blood purification measure to provide temporary liver support during acute liver failure and acute exacerbation of chronic liver disease. SEPET™ therapy will be provided through the sale of our single-use, disposable cartridge that contains a bundle of hollow fibers made of bio- and hemo-compatible material capable of sieving substances with molecular weight of up to 100 kilodaltons, or kDa. The importance of using fibers with this sieving characteristic, which is larger than for conventional renal dialysis cartridges, is that most hepatic failure toxins as well as mediators of inflammation and inhibitors of hepatic regeneration have a molecular weight that is less than 100 kDa, while "good" blood components, for the most part, have molecular weight greater than 100 kDa. At present, Spectrum Laboratories is the manufacturer of these disposable cartridges. See “— Manufacturing” below. The SEPET™ system is designed for use with any commercially available kidney dialysis unit or other similar machines that utilize hollow-fiber cartridges. Accordingly, no specialized apparatus needs to be developed or manufactured for SEPET™. Accessory components for the SEPET™ system such as disposable tubings and connectors will mostly consist of standard components that are currently used in renal dialysis and provided by manufacturers of those systems. We expect that any new accessory components that may be required will be manufactured for us by third-party vendors.

During SEPETTM therapy, an ultrafiltrate containing toxins, inhibitors of hepatic growth and mediators of inflammation with molecular weight of 100 kDa or less will be removed from the patient’s blood stream by exiting from the side port of the cartridge, while at the same time, intravenous electrolyte solutions, albumin solution, fresh frozen plasma, or a combination thereof will be administered to the patient. We believe that as a result of these two processes, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Based on published medical literature, rapid and efficient blood detoxification is expected to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions.

HepatAssist2™ Bioartificial Liver System

Our current bioartificial liver system under development is the HepatAssist-2TM Bioartificial Liver System. We have designed our HepatAssist-2™ Bioartificial Liver System to provide temporary liver support during acute liver failure and acute exacerbation of chronic liver disease. The HepatAssist-2™ Bioartificial Liver System incorporates several proprietary components and technologies into an integrated liver assist system, including a hollow fiber cartridge with porcine hepatocytes and a plasma re-circulation circuit that incorporates a cell cartridge and sorbents. The HepatAssist-2TM Bioartificial Liver System is designed to (i) provide liver cell functions by utilizing viable pig liver cells that are housed in specially designed cartridges and (ii) detoxify blood. Since it has been scientifically established that pig liver cells perform liver functions when maintained in specially designed cartridges outside of the human body, our bioartificial liver cartridge is designed to bring human plasma into contact with viable pig liver cells in a manner similar to that observed in the normal human liver inside the body in order to provide liver functions to the patient. In addition, our bioartificial liver system is designed to lower the levels of pathological blood components (through activated charcoal or other purification sorbents).

Critical to the HepatAssist-2™ technology is (i) the source and method of procurement of liver cells, (ii) the cryopreservation, or freezing, of the liver cells, (iii) the storage of the liver cells, (iv) the proprietary plasma re-circulation loop incorporating the cell cartridge and sorbents, and (v) the standard operating procedure protocols and quality control and programs related to the foregoing. We currently own or have licensed numerous proprietary technologies and methods for sourcing and using hepatocytes, which technologies and methods apply to our HepatAssist-2™ system. The following addresses our current plans and procedures regarding viable liver cells (hepatocytes).

Hepatocyte donors. Ideally, human hepatocytes should be used in a bioartificial liver. However, there is a shortage of organ donors and published data demonstrating that pig liver cells can outperform other animal and human liver cell lines, including those derived from liver cancers. In addition, use of human cancer-derived cells raises safety concerns. At this time, we intend to utilize pig liver cells.

Hepatocyte harvest. The founders of Arbios and Circe Biomedical developed certain semi-automated methods for large-scale harvest of pig hepatocytes. The methods of harvesting and collecting liver cells are covered by four patents, which patents we either have acquired from Circe Biomedical and now own or have licensed from Cedars-Sinai Medical Center.

Hepatocyte storage. Hepatocyte storage, quality control and shipment of cells to treatment sites are best achieved by use of cell freezing, or cryopreservation. Cryopreservation also provides greater protection from bacterial and viral contamination because frozen cells can be stored until microbiologic testing is completed and cells are then released for clinical use. Prior to use, cells are rapidly thawed and their viability is tested. The patented hepatocyte cryopreservation technology is now owned by us and by Cedars-Sinai Medical Center, which has licensed this technology to us.

The pig liver cells are expected to be harvested from young purpose-bred, pathogen-free, vaccinated pigs raised in an United States Department of Agriculture, or the USDA, certified facility specifically for biomedical research purposes. Each batch of cryopreserved pig liver cells will be released for clinical use only after proper verification of biosafety and viability/functionality of the cells. We acquired all of the required laboratory and quality assurance protocols from Circe Biomedical, which protocols were previously reviewed by the FDA and deemed to be in compliance with FDA requirements. We are currently leasing facilities in which we will be able to house and maintains pigs and surgically acquire their livers. The facilities, which are still under development, would be used to monitor the health of these pigs and to assure that the pigs and cells remain free from infection and meet specific FDA requirements and to harvest the pig livers. We believe that once suitable modifications and FDA approved leasehold improvements are implemented and completed, these facilities will be suitable to meet our near-term goals for maintaining and harvesting the number of pig livers that we expect to need until the commercial viability of our products is established.

HepatAssist-2™ is designed to be used in the same manner as any other plasma therapy device. In a typical clinical procedure, the operator will install bioartificial liver components consisting of the cell cartridge, oxygenator, sorbent detoxification column(s), and tubing kit, into the blood/plasmaperfusion platform. Approximately 15 billion viable pig hepatocytes will be seeded into the extra-fiber space through the cartridge side ports. At the start of treatment, the platform will be attached to the patient and the bioartificial liver system will be perfused with the patient’s oxygenated plasma. At the end of treatment, the disposables will be discarded in the normal manner that all other biohazardous waste products (such as syringes and bandages) are handled and disposed. No special governmental regulations have been required, or are expected, to dispose of the used cartridges and disposable products.

We expect to demonstrate that during HepatAssist-2™ therapy, substances normally metabolized by the liver and accumulated in the blood during liver failure will diffuse freely across the porous membrane into the compartment containing pig liver cells. At the same time, products of pig liver cell metabolism will diffuse back into the plasma compartment and then into the blood circuit. It is anticipated that as a result of these two processes, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Additional therapeutic benefits may be provided by blood purification, or detoxification, therapy. In this mode of therapy, small and large protein-bound toxins, which accumulate in the blood during liver failure, are expected to be removed by sorbents. Blood detoxification is believed to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions. Decreased blood toxicity is also expected to prolong the life and metabolic activity of pig hepatocytes in the bioartificial liver modules.

Product Advantages

We believe that SEPET™ as a blood purification therapy will be more effective than sorbent-based devices such as charcoal, resin and silica, and more effective than whole plasma exchange therapy, because only the plasma fraction containing known toxins of hepatic failure is being removed and discarded during SEPET™ therapy. In contrast, sorbent-based blood purification is not toxin-specific, and in the case of charcoal sorption it is limited because of the protective coating of the charcoal particles. It also fails to remove most mediators of inflammation and protein bound toxins from the blood which are associated with liver failure. Subject to the successful completion of clinical trials and FDA or other regulatory approval, we believe that SEPET™ will be able to be used with currently available hospital kidney dialysis systems, which may offer the following advantages:

•	Ease of use. The systems bring user friendliness (e.g., pump integration, automation and an intuitive user interface) to traditionally complex liver support procedures.

•
Simplicity. Kidney dialysis systems are routinely used and, therefore, there may be no need for extensive personnel training for use of these similar systems in SEPET™. They are also commonly available in intensive care units and other settings where SEPET™ may be used.

•
Low cost. The cost of therapy is expected to be lower than with any other liver assist device that is currently under development because the machine to which the SEPET™ cartridge can be attached is a standard machine (such as a kidney dialysis machine) with commercially available tubing. Therefore, unlike other devices, no special equipment is required.

•
No Intensive Care Unit needed to provide treatment. SEPET™ may become available for treatment of patients with a lower degree of liver failure outside of the intensive care unit setting. We do not believe that any changes will have to be made to SEPET™ or the dialysis system in order for SEPET™ to become available outside of intensive care unit settings.

To our knowledge, HepatAssist-2™ is the only liver assist device under development that is capable of providing both liver cell functions and blood purification either simultaneously or sequentially in a versatile and customized manner depending on the cause and severity of liver failure.

Drs. Demetriou and Rozga, the founders of Arbios and the major stockholders of the company, have previously demonstrated that cryopreserved pig hepatocytes remain alive (>80% viability) after thawing. Moreover, the hepatocytes quickly aggregate, forming liver-like 3-dimensional cellular units, and resume basic functions (e.g., drug metabolism) at levels comparable to those seen in intact livers. Drs. Demetriou and Rozga have also reported that treatment of animals and patients with fulminant hepatic failure with a bioartificial liver loaded with freshly thawed pig hepatocytes prolonged life, alleviated intracranial hypertension and improved blood chemistry. In addition, in experimental animals, bioartificial liver therapy improved native liver function and triggered mechanisms regulating liver regeneration. In addition, because porcine hepatocytes can be stored frozen at a clinical site, treatment with our bioartificial liver system can be commenced with two to three hours of patient consent and product preparation, thereby making this bioartificial liver therapy available on demand. In instances of liver failure, this rapid availability of therapy should be a critical competitive advantage. In contrast, we believe other liver assist devices under development require longer time for preparation prior to patient treatment (up to several days in some instances, including cumbersome means of shipment to the clinical site).

Clinical Utility

We believe that the animal and clinical data generated and published to date on the original HepatAssistTM system indicate that the basic concept of a bioartificial liver utilizing cryopreserved pig liver cells and blood detoxification is valid and that repeated six-hour bioartificial liver treatments are safe and yield measurable therapeutic benefits. Accordingly, we believe that our novel, next-generation products will represent improvements and/or enhancements of earlier technologies.

Our HepatAssist-2™ Bioartificial Liver System is an enhanced version of the original HepatAssist® system. The safety and efficacy of the original HepatAssist® system were evaluated in a prospective, randomized, controlled, multi-center FDA-approved clinical trial. A total of 171 patients, 86 in the control group, and 85 in the bioartificial liver group, were enrolled. Patients with fulminant and subfulminant hepatic failure and primary non-function following liver transplantation were included. Data were analyzed with and without accounting for the following confounding factors: liver transplantation during the survival endpoint period, time to liver transplant, cause of the disease or condition, disease severity, and treatment site. For the entire patient population, survival at 30 days was 71% for bioartificial liver compared to 62% for the control group. When survival was analyzed accounting for confounding factors such as liver transplantation and survival prior to transplantation, across the entire patient population, there was thus a trend towards improved survival but not a statistically significant difference between the two groups. However, survival in the 147 fulminant and subfulminant hepatic failure patients (i.e. excluding the primary non-function patients) was significantly higher in the HepatAssist™ Bioartificial Liver System group compared to the control group. Furthermore, HepatAssist™ therapy reduced the risk of pre-transplant death by 67% in patients with drug and chemical toxicity (p<0.0140) and by 47% in patients with rapid onset of fulminant hepatic failure (n=121; p<0.0428) To our knowledge, this was the first prospective, randomized, controlled trial of an extracorporeal liver support system that demonstrated safety and improved survival in patients with fulminant and subfulminant hepatic failure.

Market Opportunity

Based on the number of patients with liver diseases and lack of alternative direct therapy other than liver transplantation, we believe that there is an urgent need for artificial means of liver replacement and/or assistance to facilitate recovery from liver failure without a transplant. Effective liver support therapies could also help maintain liver failure patients’ lives until an organ becomes available for transplantation. The SEPET™ Liver Assist Device and HepatAssist-2™ Bioartificial Liver System are designed to treat patients with liver failure across the range of all causes and severity, including acute exacerbation of chronic liver disease.

The patient and market opportunity is substantial and underserved. According to the American Liver Foundation, 25,000,000 Americans - one in every ten persons - are or have been suffering from liver and biliary diseases. According to the National Center for Health Statistics published for 2000, there were 360,000 hospital discharges for patients with chronic liver disease or cirrhosis plus additional patients categorized as suffering from viral hepatitis B or hepatitis C with likely liver failure sequellae. Of the 360,000 documented hospitalizations for chronic liver disease in the United States referenced above, 27,035 died (making liver failure the tenth leading cause of death in males and twelfth in females, and fourth leading cause of death in persons aged 45 - 54 years) because no donor liver was found or because they had contraindications to transplantation.

The mounting crisis of viral hepatitis B and hepatitis C is projected to continue to propel numbers of liver failure episodes as patients age and increasingly suffer hepatic decompensation. Approximately 3.9 million Americans are chronically infected with the hepatitis C virus, and an estimated 25,000 people each year are infected in the United States each year with the hepatitis C virus. At the same time, 10,000 - 12,000 deaths have occurred annually in the United States due to hepatitis C virus infection, and the number is likely rising. Hepatic decompensation, as a result of chronic hepatitis C virus infection, is now the leading cause of liver transplantation in the United States. Despite improved rates of organ donation, increased utilization of deceased donor livers and a resurgence in living donor transplants, the number of liver transplants performed yearly is now approximately 5,500. At the same time, in 2004 alone there were more than 10,000 new waitlist registrations for liver replacement. As of March 6, 2006, the liver transplant waiting list contained 17,650 individuals. According to National Institutes of Health and the American Association for the Study of Liver Diseases, 5,000 deaths occur annually as a consequence of hepatitis B virus infection.

Worldwide, hepatitis B is the leading cause of liver failure. Of the 2 billion people who have been infected with the hepatitis B virus, more than 350 million are estimated to have chronic, or lifelong, infections. These chronically infected persons are at high risk of death from cirrhosis of the liver and liver cancer. The World Health Organization estimates very large numbers of deaths worldwide from hepatitis B virus infection -- an estimated 880,000 per year from liver failure and another 320,000 per year from liver cancer (some of whom may require liver support therapy before and/or after surgical resection of the cancer). Infection is most common in Asia, Africa and Middle East. Hepatitis C is also a major cause of liver failure worldwide. According to the World Health Organization, globally, an estimated 170 million persons are chronically infected with the hepatitis C virus. At the same time, an estimated 3 to 4 million persons are newly infected each year. Liver failure has recently been cast, worldwide, as the third leading cause of death.  In China and other Asian countries, liver disease represents a pressing health problem and the need for an effective liver support therapy is more urgent than in some other markets. Although epidemiological data on hepatitis C virus and hepatitis B virus infection in China are not publicly available, we believe there are approximately 200 million carriers of the hepatitis virus B or C in China, and primary liver cancer is a common malignancy.

At present, no direct treatment for liver failure is available and such patients must receive a liver transplant or endure prolonged hospitalization with significant mortality. Moreover, no prognostic test is available that would help predict which liver failure patient is likely to survive on medical therapy alone. Due to the critical nature of liver failure and the resulting adverse effects on other organs, the hospitalization costs can be as high as $20,000 per day. In fact, it is estimated that the in-patient cost of liver failure treatment can reach $200,000 per episode without a transplant. While liver transplants have significantly increased the chances of survival for patients with liver failure, due to a severe shortage of donor livers, less than 10% of liver failure patients received a transplant. Further, many liver failure patients were excluded from the waiting list because of alcohol or drug abuse, cancer, cardiovascular disease or inadequate post-operative support by family or others.

At this time, based on the preliminary information available to us, we estimate that the cost to the provider of a single treatment with the SEPET™ therapy could be within a $2,000 - $4,000 range and that the respective cost of the bioartificial liver therapy could be approximately $20,000 in the United States. Pricing in other world regions will likely vary. We anticipate that SEPET™ and/or bioartificial liver therapy may have to be repeated in some patients up to an average of five to seven times before a satisfactory clinical outcome is obtained, although fewer treatments per patient may be sufficient depending on the severity of disease. Based on these estimates and the above mentioned projections, the potential U.S. market for SEPET™ and HepatAssist-2™ is significant, with similar or possibly larger opportunities in some regions outside North America. However, we have not confirmed the potential size of these markets through an independent marketing study.

If we are successful in demonstrating the clinical utility of one or both of our products, liver failure patients treated with our products may be spared liver transplantation and the need for life-long immune-suppression. In addition, these patients can be treated outside of the intensive care unit and could be discharged from the hospital after shorter stays, all of which would reduce costs for healthcare providers and generate a demand for the use of these products.

Sales, Marketing & Distribution

We currently do not have any agreements in place to market any of our products if and when those products are commercially released, and we do not currently expect to establish an in-house marketing and sales program to distribute our products in all regions of the world. We currently expect to outsource at least a portion of the sales, marketing and distribution of our products to third parties who specialize in the sales, marketing and distribution of medical products. Alternatively, we may enter into strategic alliances with larger medical companies or license the rights to our products to such larger companies. We currently expect that our products will be marketed in at least North America, Europe and Asia.

Manufacturing

We currently do not have a manufacturing arrangement for the cartridges used in the HepatAssist-2™ system. However, the HepatAssist-2™ cartridge is based on a conventional single-bundle hollow-fiber technology and a number of third party manufacturers, including Spectrum Laboratories, could produce these cartridges for us under contract.

With respect to cartridges that we expect will be needed for SEPET™, we anticipate that such cartridges will be commercially manufactured by either Spectrum Laboratories or a manufacturer of clinical hemodialyzers. Additional disposable components, such as tubing kits, may also be manufactured by third party subcontractors.

The kidney dialysis hardware units that will be used as a platform for SEPETTM therapy are not expected to require any technical adjustments. Since pressure monitors and hemoglobin detectors are standard in kidney dialysis systems, additional safety features are not likely to be required. Since the existing kidney dialysis units will not be affected, only the kidney dialysis cartridge will be replaced by a SEPETTM cartridge, no consents will have to be obtained from the manufacturers of those units, and no additional insurance is expected to be required to use those units.

The platform we currently expect to use for the HepatAssist-2™ bioartificial liver therapy is a perfusion platform known as the PERFORMER. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed by Medtronic, Inc. The PERFORMER may be equipped with proprietary software, which has already been developed by RanD for Arbios, and a tubing set for use with our HepatAssist-2™ system.

The pig liver cells will be harvested from young purpose-bred, pathogen-free, vaccinated pigs raised in a USDA certified facility specifically designed for biomedical research purposes. The liver cells will be harvested and cryopreserved under aseptic conditions using our proprietary technology as well as commercially available equipment.

With regard to cell procurement and cryopreservation for bioartificial liver use, we do not yet own or lease our own specialized and certified bio-secure porcine liver cell manufacturing plant. Prior to of Phase III clinical testing of HepatAssist-2™, we will determine whether to build a cell procurement facility to meet the expected requirements for commercial sales, which will require a substantial lease obligation and/or capital investment. This decision will be based on technical evaluation of the project as well as an economic evaluation of company performance.

In December 2001 we entered into a manufacturing and supply agreement with Spectrum Laboratories, Inc. for the future manufacture a portion of our LIVERAID™ product, a potential variation on the HepatAssist™ product design. The LIVERAID™ cartridge is a bioartificial liver similar to the HepatAssist cartridge with the exception of its fiber within a fiber design. Under that agreement, we agreed that Spectrum Laboratories will manufacture the hollow fiber cartridges with fiber-in-fiber geometry that we will need for the LIVERAID™ bioartificial liver. The agreement provides that the price of the hollow fiber-in-fiber cartridges to be sold by Spectrum Laboratories to us will be determined by good faith negotiations between the parties. We have agreed that we will not purchase cartridges with fiber-in-fiber geometry from any other manufacturer unless Spectrum Laboratories is either unable or unwilling to manufacture the cartridges. The final step in manufacturing the LIVERAID™ cartridges is completed manually, which has resulted in a high incidence of rejected cartridges and a lengthy manufacturing period. These problems, if not remedied, may limit the amount and timeliness of cartridges that can be manufactured. Spectrum Laboratories has informed us that it can, and is willing to, acquire or develop an automated manufacturing process for the LIVERAID™ cartridges. However, since such an automated manufacturing process is expensive, Spectrum Laboratories has not yet undertaken to acquire or develop the necessary equipment and technology. No assurance can be given that Spectrum Laboratories will, in fact, be able to acquire or develop an automated manufacturing process or that Spectrum Laboratories will otherwise be able to satisfy our needs for the LIVERAID™ cartridges. In the event that Spectrum Laboratories is either unable or unwilling to manufacture the amount of LIVERAID™ cartridges that we need, we will have to find one or more alternative manufacturers for the cartridges. While we have identified other possible manufacturers of the LIVERAID™ cartridges, it is uncertain if any of those other companies would want to manufacture the cartridges for us, and if so, on what terms. As such, we have decided to stop further development of the LIVERAIDTM technology indefinitely and focus on the HepatAssist-2TM product.

Patents and Proprietary Rights

Bioartificial Liver Rights. We originally obtained exclusive, worldwide rights from Cedars-Sinai Medical Center and Spectrum Laboratories to seven issued U.S. patents protecting our bioartificial liver technology and accompanying cell procurement/cryopreservation technologies. One of the patents we licensed from Spectrum Laboratories, Inc., patent #5,015,585 “Method and Apparatus for Culturing and Diffusively Oxygenating Cells on Isotropic Membranes” has expired.

The founders of Arbios, Drs. Rozga and Demetriou, are co-inventors of both the semi-automated methods for large-scale production of isolated pig/human hepatocytes and cryopreservation of isolated pig/human hepatocytes. Currently, the key proprietary bioartificial liver technologies that we intend to use include the following licensed patents:

(1)
A bioartificial liver system in which liver cell therapy and blood detoxification are integrated in a single fiber-in-fiber module (US Patent # 6,582,955 B2 for “Bioreactor With Application as Blood Therapy Device” issued in June 2003). We have licensed this patent from Spectrum Laboratories.

(2)
Semi-automated large-scale liver cell procurement technology (US Patent #5,888,409 for “Methods for Cell Isolation and Collection” issued on March 30, 1999). We licensed this patent from Cedars-Sinai Medical Center.

(3)
Liver cell procurement technology (US Patent #5,968,356 for “System for Hepatocyte Cell Isolation and Collection” issued on October 19, 1999, and related European Patent #0 830 099 for “Apparatus and Method for Cell Isolation and Collection”). We licensed this patent from Cedars-Sinai Medical Center.

(4)
Liver cell cryopreservation technology (US Patent #6,140,123 for “Method for Conditioning and Cryopreserving Cells” issued on October 31, 2000). We licensed this patent from Cedars-Sinai Medical Center.

Cedars-Sinai Medical Center Licenses. On June 19, 2001, Arbios entered into an agreement with Cedars-Sinai Medical Center pursuant to which Cedars-Sinai granted to Arbios exclusive and worldwide rights to patents (2)-(4) above and to certain other technical information. These rights are and remain exclusive over the legal life of the various patents and include, subject to limitations, the right to sublicense the patent rights to third parties. In order to maintain its rights under the license, Arbios is required to expend an aggregate amount of $1,760,000 in research and development expenses toward the development and promotion of products derived from the patents. As of the end of the fiscal year ended December 31, 2004, we had expended more than the minimum required $1,760,000 and have, therefore, fully satisfied the research and development expenditure requirement of this license. Cedars-Sinai Medial Center will have nonexclusive rights to any products derived from the patents. We will have to initially pay Cedars-Sinai Medical Center royalty fees equal to 1.5% of the gross sales price of royalty bearing products. From the third to tenth years of the license, the royalty fee percent will phase out evenly to 0%. Cedars-Sinai Medical Center is a stockholder of this company. See “Certain Relationships and Related Transactions.”

Spectrum Laboratories License Agreement. On December 26, 2001, Arbios entered into a license agreement with Spectrum Laboratories, pursuant to which Spectrum Laboratories granted to Arbios an exclusive, worldwide license to develop, make, use and distribute products based on Spectrum Laboratories’ hollow fiber-in-fiber technology, solely for applications in Arbios’ liver assist devices. The license includes the rights to two issued patents which have since expired. Provided that Arbios purchases the hollow fiber cartridges that it expects that it will need for its products from Spectrum Laboratories, Arbios will not have to pay a royalty for the license. In the event that Spectrum Laboratories is not the manufacturer of the hollow fiber cartridges, Arbios will have to pay Spectrum Laboratories a royalty for the license. Unless the Spectrum Laboratories license agreement is terminated sooner due to a breach of the license, the term of the license will continue until the expiration of the two patents. Spectrum Laboratories also agreed to grant Arbios a right of first refusal to obtain a license to make, use, develop or distribute products based on Spectrum Laboratories’ technology other than in liver assisted products, provided that such other products are in the fields of artificial blood therapy and bioprocessing and therapeutic devices. See “Certain Relationships and Related Transactions.”

Circe Biomedical Properties. In April 2004, we acquired from Circe Biomedical a portfolio of intellectual properties, including certain U.S. and foreign patents applicable to the HepatAssist bioartificial liver that Circe Biomedical was developing, including various patents related to the harvesting and handling of cells to be used in the bioartificial liver. We also acquired a number of other patents and rights related to Circe Biomedical’s bioartificial liver program that we will not be using, as well as patents on other technologies that we do not intend to pursue (such as patents to Circe Biomedical’s’s artificial pancreas system and three patents for cholesterol removal membranes). The following is a list of the patents and patent applications that we acquired from Circe Biomedical and that we expect to maintain and use with our bioartificial liver systems:

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

In addition to the foregoing Circe Biomedical patents, we acquired other rights to Circe Biomedical’s HepatAssist bioartificial liver and related technologies, such as clinical and marketing data and over 400 manufacturing and quality assurance/control standard operation protocols that the FDA had previously reviewed. The Phase I-III clinical data that we acquired is expected to be useful in the preparation of future FDA submissions, since the data is based on pig liver cells from the same source. We also acquired an FDA Phase III IND for an enhanced version of the HepatAssist system. We are currently evaluating the possibility of conducting clinical studies of the HepatAssist-2™ system under a modified version of the FDA-approved Phase III IND protocol that we acquired. In connection with our acquisition of the foregoing patents, we also assumed Circe Biomedical’s obligations to make the following royalty payments:

(a) We assumed the obligation to pay a royalty of 2% of “net sales” of any product that utilizes or incorporates the bioartificial liver patents, technology, inventions, and technical or scientific data that Circe Biomedical acquired from W.R. Grace & Co. pursuant to that certain Royalty Agreement, dated as of January 29, 1999, between Circe Biomedical (as a wholly-owned subsidiary of W.R. Grace & Co.) and Circe Acquisition Corp., Since the assets that we acquired from Circe Biomedical are expected to be used in the HepatAssist-2™ system, it is likely that we will have to pay this royalty with respect of sales of those parts of our HepatAssist-2TM Bioartificial Liver System that incorporate the W.R. Grace & Co. technology. Net sales include revenues received from our licensees and sublicensees from third parties. The obligation to pay royalties on the net sales of certain parts of our bioartificial liver systems will continue for at least ten years after the date on which we have obtained all required regulatory approvals and have received $100,000 of net sales.

(b) We are obligated to make royalty payments equal to 1% of the "net sales" price for that portion of a liver assist system sold by us or any of our sublicensees that comprises or incorporates a cartridge having a combination of porcine hepatocytes with hollow fiber membranes pursuant to that certain Restated License Agreement dated as of August 1, 1999 between Circe Biomedical and Cedars-Sinai Medical Center. Since our HepatAssist-2TM Bioartificial Liver System may utilize this type of cartridge, we will have to pay this royalty with respect of sales of all cartridges used in our bioartificial liver system. Our obligation to pay these royalties will begin with the first commercial sale of a bioartificial liver and continue thereafter for ten years.

Under U.S. law, utility patents filed before June 8, 1995 are valid for 20 years from the filing date, or 17 years from date of issuance, whichever period is longer. Patents filed on or after June 8, 1995 are good for 20 years from the date of filing.

SEPETTM Rights. Our intellectual property rights relating to the SEPETTM Liver Assist Device consist of a patent application and certain related trade secrets. Our patent application regarding our selective plasma filtration therapy (SEPET™) technology was filed in August 2002 with the United States Patent and Trademark Office and subsequently in other countries and is currently under review for possible issuance.

We have filed for trademark protection for our product names, SEPET™ and HepatAssist-2™, which marks may become registered only upon commercialization of products.

Research and Development

In December 2001, Arbios and Spectrum Laboratories entered into a four-year research agreement pursuant to which Arbios and Spectrum Laboratories agreed to combine their expertise and their respective technologies to enable Arbios to (i) develop liver assist systems, (ii) conduct pre-clinical and Phase I-III clinical testing, (iii) obtain regulatory approvals, and (iv) commercialize such liver assist systems. Under the terms of the agreement, Spectrum Laboratories agreed to perform certain research on liver assist devices for Arbios during product development, pre-clinical and clinical testing at no cost to Arbios. Although all of the obligations of the parties under that research and development agreement were completed during the fiscal year ended December 31, 2004, Spectrum Laboratories has agreed to perform such additional research and development work as we may request, which additional future work will be provided by Spectrum Laboratories on terms upon which we may agree in the future.

We spent a total of $1,555,000 on research and development during the fiscal year ended December 31, 2005, $1,426,000 on research and development during the fiscal year ended December 31, 2004, and $437,000 on research and development during the fiscal year ended December 31, 2003. In addition, pursuant to our research agreement with Spectrum Laboratories, Spectrum Laboratories provided research and development services valued at $17,260 in 2003 for our liver assist systems. See, “Certain Relationships and Related Transactions.”

In January 2005, we entered into a research and development agreement with the Faculty of Chemical and Process Engineering of the Warsaw University of Technology, in Warsaw, Poland. Pursuant to this agreement, Warsaw University agreed to provide research to and develop services for us in connection with the development and manufacture of new membrane-based selective plasma filtration technologies and new selective plasma filtration devices to be used with our liver assist devices. The research agreement had a term of one year and could be extended by the parties. The cost of the research and development agreement to us during FY 2005 was approximately $100,000, and the agreement was terminated In February 2006 for failure to meet the final milestone objectives.

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

Other therapies currently available include whole plasma exchange therapy, a procedure involving massive plasma transfusions that is being used primarily for correction of coagulopathy in patients with severe acute liver failure. In addition, two extracorporeal blood detoxification systems are currently available in the United States for treatment of liver failure: (1) the Adsorba column (Gambro, Hechingen, Germany) which contains activated charcoal and (2) the BioLogic-DT system (HemoCleanse, West Lafayette, Indiana) utilizing a mixture of charcoal, silica and exchange resins. Published data indicate that in limited, uncontrolled clinical trials utilizing these systems, only a transient improvement in neurological status was observed with no effect on patients’ survival.

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

Fresenius’s PROMETHEUS system is a variant of the MARS system and also combines albumin dialysis with sorbent based blood detoxification and dialysis. In Europe, initial results in a small group of patients with acute exacerbation of chronic liver failure appeared encouraging. Controlled clinical trials are needed to establish if the technology has any therapeutic value and also needed for registration of the product in the United States.

Vital Therapies, Inc. uses technology developed by Hepatix and VitaGen, Inc. Its bioartificial liver ELAD® utilizes a cell line derived from human liver cancer tissue and a conventional hollow fiber bioreactor. A Phase I clinical study of the newest ELAD® version was recently reported at the annual meeting of the American Association for the Study of Liver Disease in November 2004 in Boston. In patients with acute liver failure, treatment with ELAD® had no effect on survival when compared to patients receiving standard therapy. In January 2006, Vital Therapies, Inc. announced that it had received guidance from the FDA to allow it to begin shipment of its ELAD® cartridges to China in anticipation of pivotal clinical trials scheduled to begin in China in early 2006.

Several other technologies could potentially compete with our bioartificial liver systems. These include xenotransplantation, which is the use of pig or other animal organs in humans, transplantation of isolated hepatocytes and ex vivo whole liver perfusions. While major progress has been made in the area of xenotransplantation and transgenic pigs are now available, attempts at xenotransplantation have resulted only in short-term survival of grafted organs. Ex vivo whole liver perfusion is impractical because it is cumbersome and requires maintenance of multiple pathogen-free pig colonies due to direct cell-cell contact between pig liver and human blood cells. Although transplantation of hepatocytes showed great promise in animal models of liver failure, there is no adequate supply source of human cells due to shortage of organ donors.

Government Regulation

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an IND is filed with the FDA to begin human testing. Typically, a three-phase clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and be substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If, after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We will also have to adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations.

The FDA has separate review procedures for medical devices before such products may be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification, or 510(k) Notification, of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced into interstate commerce. The manufacturer must obtain written clearance from the FDA before it can commence marketing the product. Among other requirements, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) Notification procedure, the manufacturer must file a Pre-Market Approval Application. The Pre-Market Approval Application requires more extensive pre-filing testing than the 510(k) Notification procedure and involves a significantly longer FDA review process. We are currently in the process of designing clinical trials to demonstrate the safety and efficacy of SEPET™ in treating patients with chronic liver failure.

HepatAssist-2™ is classified by the FDA as a combination product comprising a biological therapeutic and a Class III medical device. Accordingly, it is subject to a two-step approval process starting with a submission of an IND to conduct human studies followed by the submission of applications for Product Marketing Approval (PMA) and Biologic License Approval (BLA). The steps required before a product such as HepatAssist-2™ may be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; and (iv) the submission to the FDA of a product application. Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. Human clinical trials typically involve three sequential phases. Each trial must be reviewed and approved by the FDA before it can begin. Phase I involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy. Phase II usually involves a trial in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. Phase III typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population. The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product. In the case of HepatAssist2™, the product may be available for Phase III testing once the new platform to provide therapy (which we currently believe will be the PERFORMER) is found to be equivalent as a plasma perfusion apparatus to the original platform used in previous Phase I/II/III studies, and the FDA agrees to amend the previous IND to use the PERFORMER in a new Phase III clinical study. No assurance can be given that the results of the equivalency studies will show that the PERFORMER is a suitable platform for the HepatAssist-2™ bioartificial liver. Finally, we will also have to re-establish an approved cell manufacturing capability or engage an approved third party provider of pig cells.

In addition to obtaining FDA approval, we will have to obtain the approval of the various foreign health regulatory agencies of the foreign countries in which we may wish to market our products. Certain health regulatory authority (including those of Japan, France and the United Kingdom) have objected, and other countries regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver systems are expected to utilize) due to safety concerns. If we are unable to obtain the approval of the health regulatory authorities in any country, the potential market for our products will be reduced.

Employees

As of March 6, 2006, we employed six full-time employees. We have also engaged six independent contractors who provide services to us on a part-time basis. Of the foregoing employees and contractors, five are primarily engaged in administration/management, and the remaining seven persons are involved in scientific research, product development and/or regulatory compliance matters. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our laboratory at Cedars-Sinai Medical Center in Los Angeles, California, which facilities we lease under a three-year lease that expires on June 30, 2007. We currently pay rent of $4,531 per month for the 1,008 square foot facility under the lease. Cedars-Sinai Medical Center is a stockholder of our company and was one of the initial stockholders of Arbios. See “Certain Relationships and Related Transactions.”

Since April 1, 2004, we have been leasing 1,700 square feet of administrative office space in a building across the street from our laboratories that are located at Cedars-Sinai Medical Center. Our office is located at 8797 Beverly Blvd., Suite 304, Los Angeles, California 90048. On September 1, 2005, we re-signed the lease for an additional two years. The office lease requires us to pay rent of $5,777 per month. Since December 5, 2005, we have been leasing approximately 600 square feet of administrative office space in Waltham, Massachusetts where some of our executive management are located. The new office lease, located at 1050 Winter Street, Suite 1000, Waltham, Massachusetts 02154, requires us to pay a total of $18,040 for a period of seven months. We also lease an animal breeding facility in Woodstock, Connecticut which will be used to harvest porcine livers for use in our HepatAssist-2 product. The animal breeding facility lease in Connecticut commenced on April 1, 2005 and has a term of two years which requires us to pay $12,009 per month for approximately 1,680 square feet of space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since March 18, 2004 under the symbol “ABOS.” From the Reorganization until March 18, 2004, our common stock was listed on the Pink Sheets over-the-counter electronic trading system under the symbol “ABOS.” Prior to the Reorganization on October 30, 2003, our common stock was listed on the Pink Sheets under the symbol “HIAU,” but there was virtually no trading in the common stock.

Our common stock will be offered in amounts, at prices, and on terms to be determined in light of market conditions at the time of sale. The shares may be sold directly by the selling stockholders in the open market at prevailing prices or in individually negotiated transactions, through agents, underwriters, or dealers. We will not control or determine the price at which the shares are sold.

The following table sets forth the range of high and low bid information for our common stock for each quarter within the last two years, as reported by Yahoo Finance and Bigcharts from CBS Marketwatch.com. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2004	$3.50	$3.40
June 30, 2004	$4.25	$2.75
September 30, 2004	$5.15	$4.00
December 31, 2004	$2.68	$2.65

March 31, 2005	$1.66	$1.60
June 30, 2005	$2.20	$2.10
September 30, 2005	$1.90	$1.80
December 30, 2005	$1.80	$1.74
____________________

Our common stock is also listed on the Frankfurt Stock Exchange in Germany. The trading symbol of our common stock on the Frankfurt Stock Exchange is “NNV.”

Holders

As of March 6, 2006, there were 141 listed shareholders of record of our common stock, although we believe there may be substantially more shareholders who hold our common stock in street name.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during fiscal year 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

On October 30, 2003, we completed a reorganization (the “Reorganization”) in which Arbios Technologies, Inc., or ATI, our operating company, became our wholly-owned subsidiary. At the time of the Reorganization, we had virtually no assets and virtually no liabilities (prior to the Reorganization we were an e-commerce based company engaged in the business of acquiring and marketing historical documents). Shortly after the Reorganization, we changed our name to “Arbios Systems, Inc.” In the Reorganization, we also replaced our officers and directors with those of ATI. Following the Reorganization, we ceased our e-commerce business, closed our former offices, and moved our offices to Los Angeles, California. We currently do not plan to conduct any business other than the business of developing liver assist devices that Arbios Systems, Inc. has conducted since its organization. In July 2005, we merged ATI into the parent company, Arbios Systems, Inc.

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

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for SEPET™, and the preparation and submission of applications to the FDA. We submitted an investigational device exemption, or IDE, application for SEPET™ in March 2005 and commenced clinical studies for SEPET™ in the third quarter of 2005. We also intend to reactivate work on the HepatAssist bioartificial liver system by modifying the FDA-reviewed Phase III IND protocol. Because the anticipated cost of conducting clinical studies for the HepatAssist-2™ system exceeds our current financial resources, we will not, however, be able to commence clinical studies for the HepatAssist-2™ system until we raise additional capital. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies and the timing and cost of regulatory submissions. However, based on our current estimates, we believe that we have sufficient financial resources to conduct our planned operations for at least the next 12-month period following the date of this Annual Report.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Patents

In accordance with FASB No. 2, the costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized and amortized. We capitalize certain patent rights that are believed to have future economic benefit. The licensed capitalized patent costs were recorded based on the estimated value of the equity security issued by us to the licensor. The value ascribed to the equity security took into account, among other factors, our stage of development and the value of other companies developing extracorporeal bioartificial liver assist devices. These patent rights are amortized using the straight-line method over the remaining life of the patent. Certain patent rights received in conjunction with purchased research and development costs have been expensed. Legal costs incurred in obtaining, recording and defending patents are expensed as incurred.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123(R) permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Our Company will be implementing SFAS 123(R) as of January 1, 2006, and the projected additional expense is approximately $400,000 based upon options granted as of December 31, 2005.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain rules and regulations and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with no employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).  Our company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February of 2006 the Financial Accounting Standards Board issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments:  an amendment of FASB Statements Numbers 133 and 140".  Management is currently evaluating the effect, if any, that such pronouncement will have on accounting for our company's equity instruments which were issued with detachable warrants.

Results of Operations

Comparison of Fiscal Year ended December 31, 2005 to Fiscal Year ended December 31, 2004.

Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenues from sales. Revenues for fiscal year 2004 of $72,030 represent revenues recognized from government research grants that we have received.

General and administrative expenses of $2,394,546 and $1,988,763 were incurred for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the expenses include $745,000 in fees incurred to outside consultants, professionals and board member fees, $509,000 in payroll and payroll related costs, $477,000 in non-cash option and warrant charges for grants awarded to consultants, $187,000 in investor relation costs and other administrative expenses. For the year ended December 31, 2004, the expenses include $945,000 in non-cash option and warrant charges for grants awarded to consultants, $587,000 in fees incurred to outside consultants and professionals, and $179,000 in salaries and other administrative expenses. Professional fees increased in 2005 due to consulting services for marketing, recruiting fees, and board of directors fees. The reduction in non-cash option and warrant charges reflect the lower stock price in 2005 and fewer option and warrant grants in 2005. The 2005 increase in payroll and payroll related expenses reflects the hiring of an interim and later a permanent Chief Executive Officer in 2005 and employee bonuses.

Research and development expenses of $1,554,509 and $1,426,379 were incurred for the years ended December 31, 2005 and 2004, respectively. Research and development expenses for 2005 consist primarily of $414,000 in payroll and payroll related expenses, $362,000 in SEPETTM development, manufacturing and clinical costs, $226,000 in consultant costs related to manufacturing, regulatory and product management, $141,000 in employee costs from Cedars-Sinai and $108,000 in HepatAssist2™ facility costs. Research and development expenses for the 2004 consist primarily of $450,000 of purchased research and development from Circe Biomedical, Inc., $282,000 incurred for various research and development consultants for manufacturing, regulatory and product management, $281,000 in employee costs from Cedars-Sinai, $151,000 in SEPETTM and HepatAssist2™ development costs and $101,000 non cash option grant charges for options awarded to scientific consultants. Research and development costs increased by $128,130 from 2004 to 2005 and reflect increased expenditures for both the SEPETTM and HepatAssist2™ programs and increased payroll costs as we increased staff which replaced employee costs from Cedars-Sinai and certain consulting costs and the write off of certain patents which have no future commercial use or economic benefit to us.

Interest income of $125,286 and $16,132 was earned for the years ended December 31, 2005 and 2004 respectively. The increase in interest income of $109,154 results from the increase in short term interest rates and higher cash balances maintained in 2005. In January 2005, we raised gross proceeds of $6,611,905 in the private placement of our securities which resulted in the higher cash balances in 2005. Our net loss increased to $3,823,903 in 2005 from $3,327,827 in 2004. The increase in net loss is attributed to an increase in operating expenses incurred in the fiscal 2005 periods as compared to the same periods in 2004, without an increase in revenues.

Liquidity and Capital Resources

As of December 31, 2005, we had cash of $2,379,738 and short term investments of $1,996,000. We do not have any bank credit lines. To date, we have funded our operations from the sale of debt and equity securities and from government research grants.

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

On March 6, 2006, we completed a $1,350,000 private equity financing to a group of institutional investors and accredited investors. In the offering, we sold 1,227,272 shares of our common stock at a price of $1.10 per share to the investors and issued to them warrants to purchase an additional 613,634 shares of our common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of five years.

Based on our current plan of operations and the private placement we completed on March 6, 2006, we believe that our current cash balances will be sufficient to fund our foreseeable expenses for at least the next twelve months.

We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the current fiscal year. Although we are planning to submit an application for an additional SBIR research grant during 2006, no assurance can be given that the grant application will be approved. Even if the grant is approved, it is unlikely that we would receive any grant funds during the current fiscal year.

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

A summary of our contractual cash obligations at December 31, 2005 is as follows:

				2008 and
Contractual Obligations	Total	2006	2007	thereafter
Long-Term Office Leases	$395,000	$286,000	$109,000	$-0-

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

We are an early-stage company that has not generated any operating revenues to date (our only revenues were derived from two government research grants). Accordingly, while we have been in existence since February 1999, and ATI, our operating subsidiary, has been in existence since 2000, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with an early-stage company. As an early-stage company, we expect to incur significant operating losses for the foreseeable future, and there can be no assurance that we will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the United States, our SEPET™ Liver Assist Device and our HepatAssist-2TM Bioartificial Liver System will require approval from the FDA prior to clinical testing and commercialization. The process for obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including, without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. We have not yet established with the FDA the nature and number of clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our HepatAssist-2TM products and these requirements may be more costly or time-consuming than we currently anticipate.

Each of our products in development is novel both in terms of its composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our products. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our products, would have a material adverse effect on our business, operating results and financial condition. The health regulatory authorities of certain countries, including those of Japan, France and the United Kingdom, have previously objected, and other countries’ regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver systems are designed to utilize) due to safety concerns that pig cells may transmit viruses or diseases to humans. If the health regulatory agencies of other countries impose a ban on the use of therapies that incorporate pig cells, such as our HepatAssist-2TM bioartificial liver system, we would be prevented from marketing our products in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan, France, the United Kingdom or other countries, the potential market for our products will be reduced.

Because our products are at an early stage of development and have never been marketed , we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of our SEPET™ or HepatAssist-2™ products. While the time periods for testing our products and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™ and approximately three to four years for HepatAssist-2™. The enrollment of patients for the clinical study of our SEPETTM cartridge has been slower than we anticipated. We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. Before we can begin clinical testing of these products, we will need to amend the active Phase III IND to resume clinical testing of our HepatAssist-2™ product and complete the current feasibility clinical trial and file an investigational drug exemption, or IDE, amendment for SEPET™ with the FDA. Both applications will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. We have not yet completed preparation of these applications, and there can be no assurance that we will have sufficient experimental, clinical and technology validation data to justify the submission of said applications. Because of the early stage of development of each of our products, we do not know if we will be able to generate additional clinical data that will support the filing of the FDA applications for these products or the FDA’s approval of any product marketing approval applications or biologic license approval application that we do file.

The cost of conducting clinical studies of HepatAssist-2™ exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

We are currently considering requesting FDA approval of an amendment to the Phase III clinical study of the HepatAssist-2™ system. Such a request will require that we supplement and/or amend the existing Phase III clinical protocol that was approved by the FDA for the original HepatAssist system on which the HepatAssist-2™ is based. The preparation of a modified or supplemented Phase III clinical protocol will be expensive and difficult to prepare. Although the cost of completing the Phase III study in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical study is authorized by the FDA, we currently estimate that the cost of conducting that study would be between $15 million and $20 million in addition to the base cost of operations of the Company. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III clinical protocol. The clinical tests that we would conduct under any FDA-approved protocol are very expensive to conduct and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III clinical protocol that we submit for HepatAssist-2™, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

Our bioartificial liver system utilizes a biological component obtained from pigs that could prevent or restrict the release and use of those products.

Use of liver cells harvested from pig livers carries a risk of transmitting viruses harmless to pigs but possibly deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus, or PERV, but its ability to infect people is unknown. Repeated testing, including a 1999 study of 160 xenotransplant (transplantation from animals to humans) patients and the Phase II/III testing of the HepatAssist system by Circe Biomedical, Inc., has produced no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our HepatAssist-2TM bioartificial liver system or subsequently banning any further use of our product should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

In addition to the potential health risks associated with the use of pig liver cells, our use of xenotransplantation technologies may be opposed by individuals or organizations on health, religious or ethical grounds. Certain animal rights groups and other organizations are known to protest animal research and development programs or to boycott products resulting from such programs. Previously, some groups have objected to the use of pig liver cells by other companies, including Circe Biomedical, Inc., that were developing bioartificial liver support systems, and it is possible that such groups could object to our HepatAssist-2TM bioartificial liver system. Litigation instituted by any of these organizations, and negative publicity regarding our use of pig liver cells in a bioartificial liver device, could have a material adverse effect on our business, operating results and financial condition.

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

Despite our recent $1.35 million private equity financing and current cash on hand, we still need to obtain significant additional capital to complete the development of our liver assist devices, which additional funding may dilute our existing stockholders.

Based on our current proposed plans and assumptions, we anticipate that our existing funds will be sufficient to fund our operations and capital requirements for at least the 12-month period following the date of this Annual Report. However, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing SEPET™ will be approximately $5 million to $10 million, and the clinical cost of developing HepatAssist-2™ will be between $15 million and $20 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

Our business model calls for the outsourcing of the clinical development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. We have not yet entered into any strategic alliances or other licensing or exclusive contract manufacturing arrangements and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or the manufacture or marketing of our products. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET™ and/or HepatAssist-2TM. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our products. In addition, we may need to utilize contract manufacturers to manufacture our products or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis.

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

Because we are currently dependent on Spectrum Laboratories, Inc. as the manufacturer of our SEPET™ cartridges, any failure or delay by Spectrum Laboratories to manufacture the cartridges will negatively affect our future operations.

We have an exclusive manufacturing arrangement with Spectrum Laboratories for our fiber-within-fiber LIVERAID™ cartridges, which we no longer intend to pursue. Although we have no agreement with Spectrum Laboratories for the manufacture of the SEPET™ cartridges, Spectrum Laboratories has also been providing us with cartridges for prototypes of SEPET™ and has expressed an interest in manufacturing the HepatAssist-2™ cartridge. Although Spectrum Laboratories has agreed to transfer all of the know-how related to these products to any other manufacturer of our products if Spectrum Laboratories is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer if we are unable to effectively transfer the Spectrum Laboratories know-how to another manufacturer. We have no control over Spectrum Laboratories or its suppliers, and if Spectrum Laboratories is unable to produce SEPETTM cartridges on a timely basis, our business may be adversely affected.

We currently do not have a manufacturing arrangement for the cartridges used in the HepatAssist-2™ system. While we believe there are several potential contract manufactures who can produce these cartridges, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all.

Because we are dependent on Medtronic, Inc. for the perfusion platform used in our HepatAssist-2TM, any failure or delay by Medtronic to make the perfusion platform commercially available will negatively affect our future operations.

We currently expect that a perfusion system known as the PERFORMER will become the platform for our HepatAssist-2™ system. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our bioartificial liver products. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. We currently do not have an agreement to purchase the PERFORMER from Medtronic or any other source. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of PERFORMERS needed to ensure that HepatAssist-2 is commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such a system would cease until an alternate platform is developed or found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufacturers who can develop and manufacture perfusion platforms meeting the HepatAssist-2™ functional and operational characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

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

We are highly dependent on Jacek Rozga, MD, PhD, our Chief Scientific Officer. To a lesser extent, we also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors, all of whom have extensive backgrounds in medicine. However, each of these individuals, except Dr. Rozga, works for us as an unpaid advisor only on a part-time, very limited basis. We are also dependent upon the voluntary advisory services of Achilles A. Demetriou, MD, PhD, FACS, the other co-founder of Arbios and the Chairman of our Scientific Advisory Board. In addition, we are dependent on the services of our Chief Executive Officer, Walter C. Ogier, to provide investor relations contacts, establish strategic relationships, and oversee the raising of capital for the Company. We do not have a long-term employment contract with Dr. Rozga, Dr. Demetriou and Mr. Ogier, and the loss of the services of any of the foregoing persons would have a material adverse effect on our business, operations and on the development of our products. We do not carry key man life insurance on any of these individuals.

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

Our ability to successfully penetrate the market for our products may depend significantly on the availability of reimbursement for our products from third-party payers, such as governmental programs, private insurance and private health plans. We have not yet established reimbursement guidelines with Medicare, its counterparts in other countries, or any third-party payers .We cannot predict whether levels of reimbursement for our products, if any, will be high enough to allow us to charge a reasonable profit margin. Even with FDA or other regulatory approval in foreign countries, third-party payers may deny reimbursement if the payer determines that our particular new products are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursement similar to reimbursement for competing products, they may be unwilling to use our products since they will have to pay for the unreimbursed amounts, which may well be substantial. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be unable to provide the required financial information in a timely and reliable manner and may be subject to sanction to regulatory authorities.

We cannot be certain at this time that we will have the expertise and resources to be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 202 by the time that we are required to do so. If we fail to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our financial statements, impair our ability to obtain financing or result in regulatory sanctions. Remediating any material weakness could require additional management attention and increased compliance costs.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees

In December 2004, the Financial Accounting Standards Board published new rules that will require companies in 2005 to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Large public companies will have to apply the new financial accounting rules to the first interim or annual reporting period that begins after June 15, 2005, while small business issuers such as this company will have to apply the new rules in their first reporting period beginning after December 15, 2005. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, we could result in a competitive disadvantage to us in the employee marketplace.

If we make any further acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

Following on our acquisition of HepatAssist® system from Circe Biomedical, Inc., we might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating HepatAssist® or any other an acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, or incur employee dissatisfaction in connection with future acquisitions.

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

Anti-takeover provisions in our certificate of incorporation could affect the value of our stock

Our certificate of incorporation contains certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders

We are authorized to issue up to 60,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.

Additionally, some of our outstanding warrants to purchase common stock have anti-dilution protection. This means that if we issue securities for a price less than the price at which the warrants are exercisable for shares of common stock, the warrants will become eligible to purchase more shares of common stock at a lower price, which will dilute the ownership of our common stockholders.

Substantial number of shares of common stock may be released onto the market at any time, and the sales of such additional shares of common stock could cause stock price to fall

As of March 6, 2006, we had outstanding 17,460,181 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004 and in February 2005, we registered a total of 7,208,000 shares of our common stock issuable upon the exercise of outstanding warrants. The shares underlying the warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 7,208,000 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 7,208,000 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 5,972,272 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 7,208,000 registered warrant shares, or the sale of any of the 5,972,272 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors,
•	developments with respect to patents or proprietary rights,
•	announcements of technological innovations by us or our competitors,
•	announcements of new products or new contracts by us or our competitors,
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,
•	conditions and trends in the pharmaceutical and other industries,
•	new accounting standards,
•	general economic, political and market conditions and other factors, and the occurrence of any of the risks described in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

 There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position held by each of our directors and executive officers as of December 31, 2005. Directors are elected at each annual meeting and thereafter serve until the next annual meeting (currently expected to be held during the third calendar quarter of 2006) at which their successors are duly elected by the stockholders. Pursuant to the stock purchase agreement signed by the Company and investors during the March 6, 2006 private equity financing, it was agreed upon that no more than nine director nominees shall be elected at the next annual shareholders meeting.

Name	Age	Position

Walter C. Ogier	49	Director, President and Chief Executive Officer

Jacek Rozga, M.D., Ph.D.	56	Director, Chief Scientific Officer

Roy Eddleman	65	Director

Marvin S. Hausman M.D.	64	Director

John M. Vierling, M.D. (2)	60	Chairman of the Board

Jack E. Stover (1)	52	Director

Thomas C. Seoh (1)(3)	48	Director

Thomas M. Tully (1)(2)(3)	60	Director

Dennis Kogod (2)(3)	46	Director

Richard W. Bank, M.D.	72	Director

Amy Factor	48	Director

Scott L. Hayashi	33	Vice President of Administration, Chief Financial Officer and Secretary

David J. Zeffren	49	Vice President of Product Development

Shawn P. Cain	39	Vice President of Operations

_________________________

(1) Member of Audit Committee.
(2) Member of Compensation Committee
(3)  Member of Nominating and Corporate Governance Committee.

Business Experience and Directorships

The following describes the backgrounds of current directors and the key members of the management team.

Walter C. Ogier. Mr. Ogier was appointed President and Chief Executive Officer and a director of Arbios in November 2005 and has two decades of experience in the healthcare and biotechnology industries. Prior to joining Arbios, Mr. Ogier was President and Chief Executive Officer of Genetix Pharmaceuticals Inc., which is active in gene therapy and functional genomics and was affiliated with Johnson & Johnson, from December 2001 until November 2005. Prior to that, Mr. Ogier was President and Chief Executive Officer of Eligix, Inc., a Harvard University-affiliated company engaged in monoclonal antibody-based therapies for stem cell transplantation and immune therapy, from October 1997 through November 2001. Mr. Ogier was also previously Vice President of Marketing for Aastrom Biosciences and held various positions within Baxter Healthcare Corporation and its Fenwal and Immunotherapy divisions and with SRI International (formerly Stanford Research Institute).

Jacek Rozga, MD, Ph.D. Dr. Rozga is a co-founder of Arbios and has been a director and Chief Scientific Officer of Arbios since its organization in August 2000. Dr. Rozga served as President of Arbios from August 2000 until November 2005. From October 2003 until March 2005, Dr. Rozga also acted as our Chief Financial Officer. Dr. Rozga is has been a director of Optical Imaging Systems, Inc., a publicly held Nevada corporation since February 2005 and Chairman of OncoTx, Inc., a private California corporation since October 2005. Since 1992, Dr. Rozga has been a professor of Surgery at UCLA School of Medicine. Dr. Rozga was previously a research scientist at Cedars-Sinai Medical Center from 1992 to 2005.

Roy Eddleman. Mr. Eddleman has served as a director since March 2002. Mr. Eddleman has been the Chairman of the Board and Chief Executive Officer of Spectrum Laboratories, Inc. since July 1982. Spectrum Laboratories, Inc. is a company in the business of developing and commercializing proprietary tubular membranes and membrane devices for existing and emerging life sciences applications. Mr. Eddleman also has been the founder and/or principal and director of each of (i) Spectrum Separations, Inc., now a part of UOP/Hitachi, (ii) ICM, Inc., now a part of Perstorf/Perbio, (iii) Facilichem, Inc., a joint venture with SRI International, (iv) Nuclepore, Inc., now a part of Corning and Whatman, and (v) Inneraction Chemical, Inc., now a part of Merck Darmstadt. He is the founder and a benefactor of the Roy Eddleman Research Museum of Chemistry and the Chemical Heritage Foundation in Philadelphia.

Marvin S. Hausman, M.D. Dr. Hausman has served as a director since February 2003. From January 1997 until March 2005, Dr. Hausman was the President and Chief Executive Officer of Axonyx, Inc., a public company engaged in the business of acquiring and developing novel post-discovery central nervous system drug candidates, primarily in areas of memory and cognition. Dr. Hausman stepped down as the Chairman of the Board of Directors of Axonyx, Inc. in June 2005. Dr. Hausman has 30 years of drug development and clinical care experience at various pharmaceutical companies, including working in conjunction with Bristol-Meyers International, Mead-Johnson Pharmaceutical Co., and E.R. Squibb. He was a co-founder of Medco Research Inc., a NYSE-traded biopharmaceutical company which was acquired by King Pharmaceuticals, Inc. Dr. Hausman has been the President of Northwest Medical Research Partners, Inc. since 1995 and previously served as a member of the Board of Directors of Regent Assisted Living, Inc. from 1996 through 2001.

John M. Vierling, M.D., FACP. Dr. Vierling has served as a director since February 2002. In April 2005, Dr. Vierling assumed the position of Professor of Medicine and Surgery, Director of Baylor Liver Health and Chief of Hepatology at the Baylor College of Medicine and Director, Advanced Liver Therapies at St. Luke’s Episcopal Hospital in Houston, Texas. Dr. Vierling had been a Professor of Medicine at the David Geffen School of Medicine at UCLA from 1996 to 2005 and was the Director of Hepatology and Medical Director of Multi-Organ Transplantation Program at Cedars-Sinai Medical Center from 1990 until 2004. Dr. Vierling is also currently the President of the American Association for the Study of Liver Diseases. Dr. Vierling was the Chairman of the Board of the American Liver Foundation from 1994 to 2000, and the President of the Southern California Society for Gastroenterology from 1994 to 1995.  Dr. Vierling has also been a member of numerous National Institutes of Health study sections and advisory committees, including the NIDDK Liver Tissue Procurement and Distribution Program.  He is currently Chairman of the Data Safety Monitoring Board for the National Institute of Health, NIDDK ViraHep C Multicenter Trial.  Dr. Vierling’s research has focused on the immunological mechanisms of liver injury caused by hepatitis B and C viruses and autoimmune and alloimmune diseases.

Jack E. Stover. Mr. Stover has served as a director since November 2004. Mr. Stover is also a director of PDI, Inc. and Antares Pharma, Inc. Mr. Stover was elected the President and Chief Operating Officer of Antares Pharma, Inc., (a public specialty pharmaceutical company) in July 2004. In September 2004, he was named President, CEO and was appointed as a director of that company. Prior thereto, for approximately two years Mr. Stover was Executive Vice President, Chief Financial Officer and Treasurer of SICOR, Inc., a Nasdaq traded injectable pharmaceutical company that was acquired by Teva Pharmaceutical Inc. Prior to that, Mr. Stover was Executive Vice President and Director for Gynetics, Inc., a proprietary women’s drug company, and the Senior Vice President, Chief Financial Officer, Chief Information Officer and Director for B. Braun Medical, Inc., a private global medical device and pharmaceutical company. For over 16 years, Mr. Stover was an employee and then a partner with PricewaterhouseCoopers, working in their bioscience industry division.

Thomas C. Seoh. Mr. Seoh has served as a director since March 2005. Since February 2006, Mr. Seoh has served as Chief Executive Officer of Faust Pharmaceuticals S.A., a clinical stage product company focused on drugs for neurological diseases and conditions.  From 2005 to 2006, Mr. Seoh was Managing Director of Beyond Complexity Ventures, LLC, engaged in life science start-up and business development consulting activities. From 1995 to 2005, Mr. Seoh was Senior Vice President, Corporate and Commercial Development, and previously Vice President, General Counsel and Secretary, with NASDAQ-listed Guilford Pharmaceuticals Inc., engaged in research, development and commercialization of CNS, oncology and cardiovascular products.  Previous positions included Vice President and Associate General Counsel of ICN Pharmaceuticals, Inc., General Counsel and Secretary of Consolidated Press U.S., Inc. and corporate attorney in the New York City and London offices of Lord Day & Lord, Barrett Smith.

Thomas M. Tully. Mr. Tully has served as a director since May 2005. Since January 2006, Mr. Tully has served as Chairman and Chief Executive Officer of IDev Technologies, a medical device company focused on the development and marketing of innovative minimally invasive devices for the treatment of peripheral vascular disease. From August 2000 until April 2005, Mr. Tully was the President and Chief Executive Officer of Neothermia Corporation, a medical device company. Prior thereto, from June 1995 to April 2000, Mr. Tully was the President and Chief Executive Officer of Nitinol Medical Technologies, Inc., a medical device company. Mr. Tully was the President of Organogenesis Inc., from 1991 to 1994, and the President of Schnieder (USA) Inc. from 1988 to 1991. From 1980 through 1988 he held various positions with Johnson & Johnson, including President, Johnson & Johnson Interventional Systems and Vice President Marketing and Sales at the Johnson & Johnson Cardiovascular division.

Dennis Kogod. Mr. Kogod has served as a director since May 2005. Mr. Kogod is Division President, Western Group for Davita, Inc., a leading provider of dialysis services for patients suffering from chronic kidney failure. Mr. Kogod joined Davita when that company acquired Gambro Healthcare in October 2005. Prior to the acquisition, Mr. Kogod was President and Chief Operating Officer of the West Division of Gambro Healthcare USA, which he joined in July 2000. Before that, Mr. Kogod spent 13 years with Teleflex Corporation, a NYSE-traded company. While there, he served as Division President of the Teleflex Medical Group from December 1999 to July 2000.

Richard W. Bank, M.D. Dr. Bank has served as a director since January 2006 and was previously a director from December 2003 to January 2005. Dr. Bank has served as President and Managing Director of First-Tier Biotechnology Partners since February of 1995. From February 1995 through April 1996, Dr. Bank served as President and Secretary of Biomedical Sciences, Incorporated. He has also served as President and Secretary of BioVest Health Sciences, Incorporated since its organization in April 1996. Dr. Bank was Senior Research Analyst Director/Biotechnology SBC Warburg Dillon Read from 1998 to 1999. He was also Entrepreneur-In- Residence in Life Sciences for Tucker Anthony Sutro for 2000 through 2001. Dr. Bank has been Senior Portfolio Manager, Managing Director and Senior Vice President of LibertyView Capital Management-a Lehman Brothers company from July 1, 2004 to present.

Amy Factor Ms. Factor was appointed as a director of Arbios in March 2005, and she was the interim Chief Executive Officer of Arbios from April 2005 until November 2005. Prior to her term as the Chief Executive Officer, Ms. Factor provided the Company with strategic and financial consulting services from November 2003 until March 2005. Since 1999, Ms. Factor has been President of AFO Advisors, LLC and the President of AFO Capital Advisors, LLC since 1996. Ms. Factor began her career with the public accounting firm KPMG and has been involved in the biotechnology industry since 1988 serving as the CFO of a publicly traded biotechnology company.

Scott L. Hayashi Mr. Hayashi joined the company as its Chief Administrative Officer in February 2004, became the Secretary of the company in July 2004 and was appointed as the Vice President of Administration in November 2004. In March 2005, Mr. Hayashi assumed the role as our Chief Financial Officer. Prior to joining Arbios, Mr. Hayashi was a Manager of Overseas Development for Cardinal Health, Inc. from July 2000 to April 2002, Mr. Hayashi worked in finance, mergers and acquisitions for Northrop Grumman Corporation from March 1997 to July 2000 and Honeywell, Inc. from July 1994 to December 1996.

David J. Zeffren Mr. Zeffren was first employed by us as a consultant in February 2004, before being appointed Vice President of Operations in November 2004, after which he became Vice President of Product Development in March 2005. Prior to joining Arbios, Mr. Zeffren had been the Chief Operating Officer of Skilled Health Systems, L.C., a healthcare technology and clinical research organization from 1999 to 2004. Mr. Zeffren was also Chief Operating Officer of Physician Care Management from 1996 to 1999. Mr. Zeffren was a Corporate Director, Business Development & Division Manager at INFUSX, Inc., a subsidiary of Salick Health Care, Inc. from 1993-1996. Mr. Zeffren has over 15 years of experience working in the healthcare and medical device industries.

Shawn P. Cain  Mr. Cain joined the company as its Vice President of Operations in April 2005 and was previously employed by us as a part-time consultant from December 2003 to March 2005. From June 2003 to March 2005, Mr. Cain was employed at Becton Dickinson’s Discovery Labware, Biologics Business, where he was responsible for the operation of two manufacturing facilities that produced over 900 biologics products.  From January 1997 through May 2003, Mr. Cain was the Vice President of Operations for Circe Biomedical, Inc., where he was instrumental in the early development of the bioartificial liver technology, including development the company’s HepatAssist® product.

There are no family relationships between any of the executive officers and directors.

Audit, Compensation and Nominating Committees

In February 2004, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee consists of three persons and is currently composed of Mr. Stover, Mr. Seoh and Mr. Tully. Each of these individuals is a non-employee director and, in the opinion of our Board, is independent as defined under the Nasdaq Stock Market’s listing standards. Mr. Stover is our “audit committee financial expert” as defined under Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The Audit Committee operates under a formal charter that governs its duties and conduct. In November 2004, we established a Compensation Committee and a Nomination Committee. The Compensation Committee is authorized to review and make recommendations to the full Board of Directors relating to the annual salaries and bonuses of our senior executive officers. The Nomination Committee assists the Board in identifying qualified candidates, selecting nominees for election as directors at meetings of stockholders and selecting candidates to fill vacancies on our Board, and developing criteria to be used in making such recommendations.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that 8 reports, covering an aggregate of 21 transactions, were filed late by Thomas Seoh, Marvin Hausman, M.D., John Vierling, M.D., Jack Stover, Roy Eddleman, Thomas Tully, Jacek Rozga M.D., Ph.D., and Dennis Kogod.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. We have received a written statement from each of our directors, officers and 10% shareholders stating that no filing is required.

Code of Ethics

The Board of Directors adopted a Code of Ethics that covers all of our executive officers and key employees. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of our confidential and proprietary information; engage in transactions in our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that our officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of this company.

All of our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

A copy of our Code of Ethics will be furnished, without charge, to any person upon written request from any such person. Requests should be sent to: Secretary, Arbios Systems, Inc., 8797 Beverly Blvd., Suite 304, Los Angeles, California, 90048.

ITEM 10. EXECUTIVE COMPENSATION.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003 of (i) all persons who served as the Chief Executive Officer of this company during the fiscal year ended December 31, 2005 and (ii) each other person who was an executive officer on December 31, 2005 and whose total annual salary and bonus during the fiscal year ended December 31, 2005 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executive Officers.") The information set forth below includes all compensation paid to the Named Executive Officers by ATI before the Reorganization by ATI, and all compensation paid to such individual by both Arbios and ATI since the Reorganization.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Securities Underlying Options	All Other Compensation(10)

Walter C. Ogier,(1) President and Chief Executive Officer	2005		$46,057		$50,000		500,000
Amy Factor(2)	2005		$190,582		-	$137,750(3)	300,000	$1,125
Jacek Rozga, M.D., Ph.D., Chief Scientific Officer	2005 2004 2003	$ $ $	199,177 198,909 143,125	$ $ $	24,000 20,000 15,000		12,000 30,000 18,000(4)	$2,750
Scott L. Hayashi, Vice President of Administration, Chief Financial Officer and Secretary	2005 2004(5)	$ $	102,291 80,000	$ $	9,450 12,000	$8,000(6)	22,000 10,000	$1,969
David J. Zeffren, Vice President of Product Development	2005 2004(7)	$ $	114,346 120,000		$5,400		12,000 10,000	$2,080
Shawn P. Cain,(8) Vice President of Operations	2005		$110,000		$12,000	$3,465(9)	30,000	$3,000
_________________________
(1) Mr. Ogier was appointed our President and Chief Executive Officer in November 2005.
(2) From January 2005 to March 2005, Ms. Factor was employed by Arbios Systems, Inc. as a consultant and was subsequently appointed as the Chief Executive Officer from April 2005 until November 2005.
(3) Represents compensation paid to Ms. Factor for the period from January 2005 until March 2005.
(4) Represents options granted to Jacek Rozga, M.D., Ph.D by ATI, which options were assumed by this company in the Reorganization.
(5) Mr. Hayashi joined Arbios in February 2004.
(6) Represents cash payments made to Mr. Hayashi for health and other benefits in 2004
(7) Mr. Zeffren joined Arbios Systems, Inc. in February 2004 as a consultant before becoming an executive officer of this company in November 2004. The compensation shown includes amounts paid both as a consultant and as an officer of the Company.
(8) Mr. Cain was employed by Arbios Systems, Inc. as a consultant from January 2005 to March 2005 and subsequently was appointed an executive officer in April 2005.
(9) Represents compensation paid to Mr. Cain for the period from January 2005 to March 2005.
(10) Represents company matching contributions in the Arbios 401(k) Plan.

Stock Option Grants

The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2005 by us to the Named Executive Officers. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year Ended December 31, 2005

		Individual Grants

	Number of	% of Total Options
	Securities Underlying	Granted to Employees	Exercise	Expiration
Name	Options Granted	In Fiscal Year	Price	Date

Walter C. Ogier	500,000 (1)	57%	$1.85	November 8, 2010

		34%	$1.65	April 1, 2010
Amy Factor	97,000(2)
	103,000(2)		$1.65	April 1, 2010
	25,000(2)		$1.85	November 8, 2010
	75,000(2)		$2.90	March 1, 2010
	200,000(3)		$2.90	February 1, 2010

Jacek Rozga, M.D., Ph.D.	12,000(4)	2%	$2.22	July 7, 2012

Scott L. Hayashi	12,000(4)	3%	$2.90	March 1, 2010
	10,000(5)		$1.85	March 24, 2010

David J. Zeffren	12,000(4)	1%	$2.90	March 1, 2010

Shawn P. Cain	30,000(6)	3%	$1.65	March 31, 2010

(1) One half of these options will vest on the one year anniversary of the date of grant, and the balance will monthly in monthly increments during the second year following the date of grant.
(2)  All of the options were vested upon Ms. Factor’s resignation from the Company per the terms of her employment agreement.
(3) Represents a warrant for 200,000 shares of common stock issued to Ms. Factor.
(4) The options vest in monthly increments over the first twelve months following the date of grant.
(5) One half of these options vest immediately on the date of grant, and the balance vests on the one year anniversary of the date of grant.
(6) The options vest in monthly increments over the first twenty four months following the date of grant.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2005. There were no exercises of options by the Named Executive Officers in fiscal year 2005.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2005
and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End (#) Exercisable/ Unexercisable(1)
Walter C. Ogier	-	-	0/500,000	-
Amy Factor	-	-	475,000/0	$170,000/0
Jacek Rozga, M.D., Ph.D	-	-	71,000/7,000	$44,100/0
Scott Hayashi	-	-	27,000/5,000	-
David J. Zeffren	-	-	20,000/2,000	-
Shawn P. Cain	-	-	11,250/18,750	$1,688/2,813
_________________________
(1) Dollar amounts reflect the net values of outstanding stock options computed as the difference between $1.80 (the last reported sale on December 30, 2005) and the exercise price of the options.

Compensation of Board of Directors

On March 24, 2005, the Board of Directors approved a plan for compensating the company’s directors. On May 16, 2005, the Board amended the plan for the 2005 fiscal year and later renewed the plan on January 11, 2006 for FY 2006. The plan consists of the following:

Non-employee Directors will receive annual grants of stock options to purchase 15,000 shares of the company’s common stock. The options will be granted on January 1 of each year. The options will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the grant date. The options will vest in equal monthly installments over the 12-month period following the grant date.

Upon election to the Board of Directors, each new Director will be granted a stock option to purchase 30,000 shares of the company’s common stock. The option will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the date of grant. One half of the options will vest on the date of grant, and the balance will vest on the first anniversary of the grant date.

On January 1 of each year, committee members will receive an annual grant of a stock option to purchase 5,000 shares of common stock for each committee for which they are a member. The option will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the grant date. The option will vest in equal monthly installments over the 12-month period following the grant date.

Cash Compensation

Effective March 24, 2005, all non-employee directors will receive a cash payment of $1,500 for each day they attend a Board of Directors meeting in person ($1,000 if they attend a meeting by telephone), and $500 for each telephonic Board meeting ($1,000 for each telephonic meeting if the meeting lasts longer than two hours). In addition, the Chairman of the Board and Chairman of the Audit Committee will each be paid $25,000 annually (payable quarterly), and the Chairman of the Nomination Committee and the Chairman of the Compensation Committee will each be paid $10,000 annually (payable quarterly). The company will also reimburse all directors for any expenses incurred by them in attending meetings of the Board of Directors.

During the fiscal year ended December 31, 2005, each of our directors was granted an annual grant of stock options to purchase 15,000 shares of common stock at an exercise price of $2.48 per share. All director options are granted at the market price on the date of grant and have a term of seven years and vest on a monthly basis from the date of grant.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

We entered into an agreement with David Zeffren, dated December 30, 2004, pursuant to which Mr. Zeffren has served as Vice President of Operations. The agreement provides for a salary of $120,000 per year that is subject to annual review and adjustment. The agreement provides that Mr. Zeffren’s employment is “at will” and can be terminated at any time. Mr. Zeffren’s title and responsibilities were changed in March 2005 to Vice President Product Development.

We have entered into an agreement with Scott Hayashi, dated March 29, 2005, pursuant to which Mr. Hayashi serves as Chief Financial Officer. The agreement provides for a salary of $105,000 per year that is subject to annual review and adjustment. Mr. Hayashi is eligible to receive an annual discretionary bonus of up to 15% of his salary based on achieving certain goals. The agreement also offered Mr. Hayashi a five-year qualified stock option to purchase 10,000 shares of our common stock. The shares are exercisable at $1.85 per share; 50% of the shares vested immediately and 50% of the shares vest one year from the grant date of the option. The agreement provides that Mr. Hayashi’s employment is “at will” and can be terminated at any time.

We have entered into an agreement with Shawn Cain, dated March 22, 2005, pursuant to which Mr. Cain serves as Vice-President of Operations. The agreement provides for a salary of $160,000 per year. The agreement also offered Mr. Cain a five-year incentive stock option to purchase 30,000 shares of our common stock. The options have an exercise price of $1.65 per share and vest in monthly installments of 1,250 shares commencing on May 1, 2005. The agreement also provides that we will match Mr. Cain’s contributions to a 401(k) plan at a rate of 50% up to 6% of total compensation per year. The agreement also offers to pay Mr. Cain’s COBRA costs for an 18-month period commencing on the April 15, 2005. Mr. Cain is also eligible to receive an annual discretionary cash bonus of up to 15% of his base annual salary. The agreement provides that Mr. Cain’s employment is “at will” and can be terminated at any time. During Mr. Cain’s first year of employment, he will receive six months’ notice if we wish to terminate his employment, during the second year he will receive four months’ notice and during the third year he will receive three months’ notice. If we fail to provide the required notice, upon termination, we will pay Mr. Cain the salary equivalent of the notice of the shortened notice period.

We have entered into an agreement with Dr. Jacek Rozga, dated July 28, 2005, pursuant to which Dr. Rozga has served as President and Chief Scientific Officer. The agreement provides for a salary of $200,000 per year that is subject to review and adjustment by the Board of Directors. Dr. Rozga is eligible to receive a discretionary annual bonus of up to 20% of his salary as determined by the Board of Directors. The agreement provides that Dr. Rozga’s employment is “at will” and can be terminated at any time. Dr. Rozga’s title of President was transferred to Walter Ogier upon his hiring in November 2005. Dr. Rozga continues to serve as Chief Scientific Officer.

On March 31, 2005, we entered into an employment agreement with Amy Factor pursuant to which Ms. Factor was appointed as our interim Chief Executive Officer. Under the agreement, Ms. Factor was hired to be our Chief Executive Officer until the hiring of a permanent Chief Executive Officer. The employment agreement was terminable by either Ms. Factor or by us at any time upon 30 day’s prior written notice. Under the agreement, we agreed to pay Ms. Factor a base salary at a monthly rate of $25,000 (which is equivalent to $300,000 on an annualized basis) and to issue to Ms. Factor five-year non-qualified stock options to purchase an aggregate of 200,000 shares of common stock. The options are exercisable at $1.65 per share (the closing market price of the common stock on March 31, 2005). Options to purchase 80,000 shares vested on March 31, 2005, and the options for the remaining 120,000 shares will vest in monthly installments of 6,000 shares commencing on April 1, 2005. The vesting of these options was to be accelerated to be immediately and fully vested when we hire a permanent Chief Executive Officer, which has subsequently occurred. If Ms. Factor terminated the employment agreement for any reason other than our breach, or if we terminate the agreement “for cause” (as defined in the agreement) before all of the remaining 120,000 options have vested, all unvested options would have been forfeited. If we had terminated the employment agreement for any reason other than cause, the options would thereupon immediately and fully (100%) vest. In November 2005, Ms. Factor resigned her position as the interim Chief Executive Officer upon the hiring of Walter C. Ogier, and we terminated her employment agreement with the Company at such time.

We entered into an agreement with Walter C. Ogier, dated October 17, 2005, pursuant to which Mr. Ogier will serve as Chief Executive Officer commencing November 7, 2005. The agreement provides for an annual initial base salary of $300,000 that is subject to review and adjustment on an annual basis in accordance with the procedures established by the Board of Directors. Mr. Ogier is eligible to receive a discretionary annual cash bonus equal to up to 50% of his annual base salary. The agreement provides that upon commencement of employment, Mr. Ogier received an option to purchase 500,000 shares of our common stock, which will vest 250,000 shares on the one year anniversary of the date Mr. Ogier’s employment commences and 250,000 shares will vest ratably at the end of each of the twelve months of the second year of his employment. If there is a liquidation or change-in-control of the Company and in connection with such transaction Mr. Ogier is terminated other than for cause or is no longer President and Chief Executive Officer of the surviving corporation, then all options shares granted to Mr. Ogier in connection with his employment will immediately and fully vest. Additionally, if Mr. Ogier terminates his employment for good reason or is terminated in anticipation of such a transaction, then all option shares granted to Mr. Ogier in connection with his employment will immediately and fully vest. The agreement provides that Mr. Ogier’s employment is “at will” and can be terminated at any time. Mr. Ogier is entitled to 12 months of salary if the Company terminates him without cause or he terminates his employment for defined good reason.

Option Repricing

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2005, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,100,000	$1.62	1,900,000
Equity compensation plans not approved by security holders	475,000(2)	$1.15	-0-
Total	2,575,000	$1.54	1,900,000

(1) These plans consist of our 2001 Stock Option Plan and 2005 Stock Incentive Plan.
(2) Represents warrants to purchase shares of our common stock issued to our consultants.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 6, 2006 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 6, 2006 there were 17,460,181 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Except as otherwise indicated, the address of each stockholder is c/o the company at 8797 Beverly Blvd., Suite 304, Los Angeles, California, 90048.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Class
Jacek Rozga, M.D., Ph.D.	2,319,000	(2)	13.2%
Achilles A. Demetriou, M.D., Ph.D and Kristin P. Demetriou	2,500,000	(3)	14.3%
John M. Vierling, M.D.	147,667	(4)	*
Walter C. Ogier	-0-		*
Roy Eddleman	444,919	(5)	2.5%
Marvin S. Hausman, M.D.	655,750	(6)	3.7%
Jack E. Stover	61,667	(7)	*
Amy Factor	901,250	(8)	4.9%
Thomas C. Seoh	36,440	(7)	*
Dennis Kogod	28,334	(7)	*

Thomas Tully	38,750	(7)	*
Richard W. Bank, M.D.	308,851	(9)	1.7%
Scott L. Hayashi	27,000	(7)	*
David J. Zeffren	72,000	(10)	*
Shawn P. Cain	11,250	(7)	*
Gary Ballen 140 Burlingame, Los Angeles, California 90049	1,139,222	(11)	6.3%
LibertyView Funds, LP 111 River Street – Suite 1000 Hoboken, NJ 07030-5776	1,521,892	(12)	8.5%
LibertyView Special Opportunities Fund, LP 111 River Street -- Suite 1000 Hoboken, NJ 07030-5776	2,339,444	(13)	12.9%
Neuberger Berman LLC 111 River Street – Suite 1000 Hoboken, NJ 07030-5776	4,384,388	(14)	23.5%
All executive officers and directors as a group (14 persons)	5,052,878	(15)	26.1%

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

(2)	Includes currently exercisable options to purchase 74,000 shares of common stock.

(3)
Consists of 2,500,000 shares owned by the A & K Demetriou Family Trust, of which Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou each are co-trustees with the right to vote or dispose of the trust’s shares.

(4)	Consists of currently exercisable options to purchase 147,667 shares of common stock.

(5)
Consists of currently exercisable options to purchase 82,250 shares of common stock and 362,669 shares of common stock owned by Spectrum Laboratories, Inc. Mr. Eddleman is the Chairman of the Board and Chief Executive Officer of Spectrum Laboratories, Inc.

(6)
Consists of (i) currently exercisable options to purchase 124,250 shares of common stock, (ii) currently exercisable warrants to purchase 187,500 shares of common stock, (iii) 100,000 shares owned by the Marvin Hausman Revocable Trust, and (iv) 244,000 shares owned by Northwest Medical Research, Inc. Dr. Hausman is the trustee of the Marvin Hausman Revocable Trust and the Chief Executive Officer and principal stockholder of Northwest Medical Research, Inc.

(7)	Consists of currently exercisable options.

(8)
Consists of (i) currently exercisable options to purchase 486,250 shares of common stock, (ii) warrants to purchase 200,000 shares exercisable by AFO Advisors, LLC, (iii) warrants to purchase 100,000 shares exercisable by AFO Capital Advisors, LLC, (iv) 5,000 shares owned by the Jay H. Oyer and Amy Factor Foundation, (v) 5,000 shares owned by the Melissa H. Oyer Trust, (vi) 5,000 shares owned by the Zachary D. Oyer Trust, and (vii) 100,000 shares owned by AFO Capital Advisors, LLC. Amy Factor is the owner and President of AFO Capital Advisors, LLC and AFO Advisors, LLC. She is also the trustee of The Jay H. Oyer and Amy Factor Family Foundation, The Melissa H. Oyer Trust, and The Zachary D. Oyer Trust and has voting and investment control of the securities of these entities.

(9)
Consists of (i) currently exercisable options to purchase 115,00 shares of common stock, (ii) a warrant to purchase 40,000 shares of common stock exercisable by Richard W. Bank, M.D. (iii) 40,000 shares of common stock owned by Richard W. Bank. M.D., (iv) 13,851 shares of common stock held by LibertyView Health Sciences Fund, LP, and (iv) a warrant to purchase 100,000 shares of common stock exercisable by LibertyView Health Sciences Fund, LP. Dr. Bank is the Senior Portfolio Manager, Managing Director and Senior Vice President of LibertyView Capital Management, a division of Neuberger Berman, LLC, which is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP.

(10)
Consists of (i) 25,000 shares owned by Mira Zeffren, David Zeffren’s wife, (ii) warrants to purchase 25,000 shares registered in the name of Mira Zeffren, and (iii) currently exercisable options held by David Zeffren for the purchase of 22,000 shares of common stock.

(11)
Consists of (i) 417,000 shares of common stock registered in Mr. Ballen’s name, (ii) currently exercisable warrants to purchase 600,000 shares of common stock owned by Mr. Ballen, and (iii) 122,222 shares registered in the name of American Charter & Marketing LLC, over which Mr. Ballen has voting and investment control.

(12)
Consists of (i) 1,100,619 shares of common stock and (ii) currently exercisable warrants to purchase 421,273 shares of common stock. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(13)
Consists of (i) 1,724,169 shares of common stock and (ii) currently exercisable warrants to purchase 615,275 shares of common stock. LibertyView Special Opportunities Fund, LP, LibertyView Funds, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(14)
Includes shares of common stock and currently exercisable warrants to purchase shares of common stock held by Liberty Funds, LP and LibertyView Special Opportunities Fund, LP (see footnotes 12 and 13). Also includes (i) 386,689 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Fund and (ii) currently exercisable warrants to purchase 136,363 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Plan. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(15)	Includes currently exercisable options and warrants to purchase 1,907,358 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Spectrum Laboratories, Inc. Agreement

On December 26, 2001, Arbios entered into various agreements with Spectrum Laboratories, Inc. Concurrently with these agreements, Spectrum Laboratories also purchased 362,669 shares of our common stock. Mr. Eddleman, one of the members of our Board of Directors, is the Chairman and Chief Executive Officer of Spectrum Laboratories. The three principal agreements entered into by Arbios and Spectrum Laboratories in December 2001 are the following:

A. License Agreement. Spectrum Laboratories granted to Arbios an exclusive, worldwide license to develop, make, use and distribute products based on two Spectrum Laboratories patents. Provided that Arbios purchases the hollow fiber cartridges that it expects that it will need for its products from Spectrum Laboratories, Arbios will not have to pay a royalty for the license. In the event that Spectrum Labs is not the manufacturer of the hollow fiber cartridges, Arbios will have to pay Spectrum Labs a royalty for the license (see, “Business--Manufacturing and Supply Agreement”). Spectrum Labs also agreed to grant Arbios a right of first refusal to obtain a license to make, use, develop or distribute products based on Spectrum Labs’ technology other than in liver assisted products, provided that such other products are in the fields of artificial blood therapy and bioprocessing and therapeutic devices.

B. Research Agreement. Arbios and Spectrum Laboratories also entered into a four-year research agreement pursuant to which Arbios and Spectrum Laboratories agreed to combine their expertise and their respective technologies to enable Arbios to (i) develop liver assist systems, (ii) conduct pre-clinical and Phase I-III clinical testing, (iii) obtain regulatory approvals and (iv) commercialize such liver assist systems. Under the terms of the agreement, Spectrum Laboratories agreed to perform certain research toward the development of hollow fiber-in-fiber modules for Arbios’s liver assist systems during product development, pre-clinical and clinical testing at no cost to Arbios. Spectrum Laboratories also agreed to pay for all costs and expenses in connection with the research program and agreed to allocate a total of $550,000 to the program during the research term. In October 2002, Arbios and Spectrum Laboratories agreed that Spectrum Laboratories has now satisfied its research and development obligations, that ATI owed Spectrum Laboratories an additional $54,960 for services provided by Spectrum Laboratories (which amount was paid in full in 2004), and that the 362,669 shares of Arbios common stock previously issued to Spectrum Laboratories are now fully vested. Spectrum Laboratories has agreed to perform additional research and development work as may be requested by Arbios on such terms as the parties may agree to in good faith negotiations.

C. Manufacturing and Supply Agreement. Arbios and Spectrum Laboratories have also entered into an agreement pursuant to which the parties have agreed that Spectrum Laboratories will manufacture for Arbios the hollow fiber cartridges with fiber-in-fiber geometry for its LIVERAID™ device. The agreement provides that the price of the hollow fiber-in-fiber cartridges to be sold by Spectrum Laboratories to Arbios will be determined by good faith negotiations between the parties. Arbios has agreed that it will not purchase cartridges with fiber-in-fiber geometry from any other manufacturer unless Spectrum Laboratories is either unable or unwilling to manufacture the cartridges. In the event that Spectrum Laboratories is unwilling to manufacture the fiber-in-fiber cartridges for Arbios, Arbios shall have the right to have a third party manufacture the cartridges for it, in which case Arbios will pay Spectrum Laboratories a royalty for the license granted to Arbios by Spectrum Laboratories under the License Agreement. The royalty shall be equal to 3% of the net sales (total sales less taxes, returns, transportation, insurance, and handling charges) attributed solely to the fiber-in-fiber cartridges.

Agreement with Marvin Hausman, M.D.

On October 17, 2005, we entered into a Consulting Agreement with Marvin S. Hausman, M.D. Dr. Hausman is a member of our Board of Directors. Under the Consulting Agreement, Dr. Hausman agreed to provide us with consulting services in support of our SEPET clinical trial program. We agreed to pay Dr. Hausman a $10,000 monthly retainer for a period of three months for his consulting services and granted a five-year non-qualified stock option to purchase 30,000 shares of our common stock under our 2005 Stock Incentive Plan, of which 25,000 shares were ultimately awarded to him based on certain terms of the Consulting Agreement. The exercise price of the foregoing options is $1.80 per share and vest on a monthly basis for a period of one year beginning January 1, 2006.

Agreement with AFO Advisors, LLC

Pursuant to a verbal arrangement with AFO Advisors, LLC, we engaged Amy Factor to provide investor relations services to support our fundraising efforts as well as provide strategic and financial advice. Ms. Factor is a member of our Board of Directors and is the President of AFO Advisors, LLC. Under the arrangement, we agreed to pay Ms. Factor a $7,500 monthly retainer for a period of three months commencing January 1, 2006 to March 31, 2006 and granted a five year non-qualified stock option to purchase 30,000 shares of our common stock under our 2005 Stock Incentive Plan. The exercise price of the foregoing options is $1.80 per share and vest on a monthly basis during for a period of three months beginning January 1, 2006.

Warrant to Adam Hausman

On February 17, 2004, we issued 7,500 shares of common stock and a warrant to purchase 7,500 shares of common stock to Adam Hausman, who is the son of Marvin S. Hausman, M.D., a member of our Board of Directors, as compensation for finder’s fees related to the October 2003 financing. The warrant has a three-year life and is exercisable at $2.50 per share.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report:
Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, between the Registrant, Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy Swank and Raymond Kuh (1)

3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 3, 2005
3.2	Certificate of Correction filed with the Secretary of State of the State of Delaware on July 6, 2005
3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 25, 2005
3.4	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 26, 2005
3.5	Bylaws
4.1	Form of Common Stock certificate
4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Registrant upon the assumption of the Arbios Technologies, Inc. outstanding Warrant (3)
4.3	Common Stock Purchase Warrant, dated April 1, 2004, issued to Wolfe Axelrod Weinberger Associates LLC (4)
4.4	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc., dated January 11, 2005, issued to investors and placement agent (5)
10.1	Form of 2001 Stock Option Plan (2)*
10.2	Facilities Lease, entered into as of June 30, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.3	Standard Multi-Tenant Office Lease, dated as of August 16, 2005, by and between Beverly Robertson Design Plaza and Arbios Systems, Inc.
10.4	Employee Loan-Out Agreement, entered into effective as of July 1, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.5	Second Amendment to Employee Loan-Out Agreement, entered into effective as of May 7, 2003, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.6	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.7	Spectrum Labs License Agreement (3)
10.8	Third Amendment to Employee Loan-Out Agreement, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Systems, Inc. (4)
10.9	Asset Purchase Agreement among Circe Biomedical, Inc., a Delaware corporation, Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004(4)

10.10	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.11	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.12	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.13	Third Amendment to Facilities Lease, entered into effective as of June __, 2004, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)
10.14	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein. (5)
10.15	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein.(5)
10.16
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga.

10.17	Employment Offer Letter, dated December 30, 2004, between Arbios Systems, Inc. and David Zeffren.*
10.18	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain.*
10.19	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi.*
10.20	Employment Agreement, entered into between Arbios Systems, Inc. and Amy Factor, effective as of March 31, 2005 (6)*
10.21	Employment Offer Letter, dated July 28, 2005, between Arbios Systems, Inc. and Jacek Rozga, M.D., Ph.D. (7)*
10.22	2005 Stock Incentive Plan (8)*
10.23	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (8)*
10.24	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier. (9)*
10.25	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D. (9)
10.26	Form of Lease, dated April 1, 2005, between Arbios Technologies, Inc. and American Integrated Biologics, Inc. (7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________________

* Denotes a management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003, which exhibit is hereby incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Current Report on Form 10-SB filed with the Securities and Exchange Commission on April 26, 2001, which exhibit is hereby incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004, which exhibit is hereby incorporated herein by reference.

(4) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 10, 2004, which exhibit is hereby incorporated herein by reference.

(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005, which exhibit is hereby incorporated herein by reference.

(6) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005, which exhibit is hereby incorporated herein by reference.

(7) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005, which exhibit is hereby incorporated herein by reference.

(8) Previously filed as an exhibit to the Company’s Quarterly Report on Form S-8 filed with the Securities and Exchange Commission on August 31, 2005, which exhibit is hereby incorporated herein by reference.

(9) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on March 22, 2006, which exhibit is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal year ended December 31, 2005 and 2004 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $53,083 and $52,769 respectively.

Audit-Related Fees

Stonefield Josephson, Inc. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2005 and 2004.

Tax Fees

Stonefield Josephson, Inc. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2005 and December 31, 2004.

All Other Fees

Stonefield Josephson, Inc. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2005 and 2004.

 Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm. The Audit Committee pre-approved all services performed by Stonefield Josephson, Inc. during 2004 and 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arbios Systems, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Arbios Systems, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and from August 23, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the finacial statements, assessing the accounting principles used and significant estimates made by mangement, as well as evaluating the overall statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbios Systems, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and from August 23, 2000 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Los Angeles, California
March 2, 2006

ARBIOS SYSTEMS, INC.
(A development stage company)
BALANCE SHEETS
December 31, 2005 and 2004

	December 31,
ASSETS	2005	2004

Current assets
Cash and cash equivalents	$2,379,738	$1,501,905
Short term investments	$1,996,000
Prepaid expenses	195,841	97,653
Total current assets	$4,571,579	$1,599,558

Property and equipment, net	101,629	107,789
Patent rights, net of accumulated amortization of $93,418 for 2005 & $105,457 for 2004	173,249	294,543
Other assets	55,773	33,164

Total assets	$4,902,230	$2,035,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$160,649	$92,304
Accrued expenses	152,362	121,460
Contract commitment		250,000
Current portion of capitalized lease obligation		5,341
Total current liabilities	313,011	469,105

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none issued and outstanding
Common stock, $.001 par value; 60,000,000 and 25,000,000 shares authorized as of 2005 and 2004; 16,232,909 and 13,216,097 shares issued and outstanding in 2005 and 2004, respectively	16,233	13,216
Additional paid-in capital	13,352,217	6,508,061
Deficit accumulated during the development stage	(8,779,231)	(4,955,328)
Total stockholders' equity	4,589,219	1,565,949

Total liabilities and stockholders' equity	$4,902,230	$2,035,054

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the years ended December 31,		Inception, Aug. 23, 2000 to
	2005	2004	Dec. 31, 2005

Revenues	$-	$72,030	$320,966

Operating expenses:
General and administrative	2,394,546	1,988,763	5,006,915
Research and development	1,554,509	1,426,379	3,990,562
Total operating expenses	3,949,055	3,415,142	8,997,477

Loss before other income (expense)	(3,949,055)	(3,343,112)	(8,676,511)

Other income (expense):
Interest income	125,286	16,132	141,418
Interest expense	(134)	(847)	(244,138)
Total other income (expense)	125,152	15,285	(102,720)

Net loss	$(3,823,903)	$(3,327,827)	$(8,779,231)

Net earnings per share:
Basic and diluted	$(0.24)	$(0.25)

Weighted-average shares:
Basic and diluted	16,137,676	13,199,325

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	Inception to December 31, 2005
Cash flows from operating activities:
Net loss	$(3,823,903)	$(3,327,827)	$(8,779,231)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	59,249	48,191	199,777
Patent rights impairment	91,694		91,694
Issuance of common stock and warrants for compensation	557,079	1,045,552	1,613,131
Interest earned on discounted short term investments	(8,652)		(8,652)
Settlement of accrued expenses			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	(98,188)	58,333	(195,843)
Other assets	(22,609)	(25,730)	(55,773)
Accounts payable and accrued expenses	34,552	36,727	219,509
Other liabilities	64,695	(5,556)	64,695
Contract obligation	(250,000)	250,000	-
Net cash used in operating activities	(3,396,083)	(1,920,310)	(6,231,944)
Cash flows used in investing activities:
Additions of property and equipment	(23,489)	(80,745)	(141,349)
Purchase of short term investments	(8,977,714)		(8,977,714)
Maturities of short term investments	6,990,366		6,990,366
Net cash used in investing activities	(2,010,837)	(80,745)	(2,128,697)
Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option exercise	62,500	2,700	65,200
Proceeds from issuance of common stock, net of costs	6,227,594		10,058,262
Proceeds from issuance of preferred stock, net of costs			238,732
Payments on capital lease obligation, net	(5,341)	(6,826)	(21,815)
Net cash provided by (used in) financing activities	6,284,753	(4,126)	10,740,379
Net increase (decrease) in cash	877,833	(2,005,181)	2,379,738
Cash:
At beginning of period	1,501,905	3,507,086

At end of period	$2,379,738	$1,501,905	$2,379,738

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees		$47,500	$47,500

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2005

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Balance, August 23,
2000 (inception) restated			-	$-	$-			$-
for effect of reverse merger
with Historical Autographs U.S.A. Inc.

Stock issuance in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31,
2000, as restated	-	-	5,000,000	50	4,950	-	(9,454)	(4,454)

Issuance of junior preferred stock for cash of $250,000 and in exchange for $400,000 in patent rights, research and development costs, and employee loanout costs less issuance expenses of $11,268, June 29, 2001	681,818	7			958,278	(343,553)		614,732

Issuance of common stock in exchange for patent rights and deferred research and development costs			362,669	4	547,284			547,288

Services receivable						(550,000)		(550,000)
The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2005

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Deferred employee
loan-out costs
receivable earned						82,888		82,888

Net loss							(237,574)	(237,574)

Balance, December 31, 2001	681,818	7	5,362,669	54	1,510,512	(810,665)	(247,028)	452,880

Amendment of December
31, 2001 agreement for
the issuance of common
stock agreement in
exchange for research
and development
services					(495,599)	550,000		54,401

Deferred employee
loan-out costs
receivable earned						171,776		171,776

Issuance of common
stock for compensation			70,000	1	10,499			10,500

Issuance of common
stock for cash			999,111	9	149,857			149,866

Net loss							(494,780)	(494,780)

Balance, December 31, 2002	681,818	7	6,431,780	64	1,175,269	(88,889)	(741,808)	344,643

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2005

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Issuance of common
stock for cash less
issuance expense of $2,956			417,000	417	246,827			247,244

Issuance of common stock
in private placement for
cash less issuance expense
of $519,230			4,000,000	4,000	3,476,770			3,480,770

Issuance of common stock
for convertible debenture less
issuance expense of $49,500			400,000	400	350,100			350,500

Shares issued in connection with
acquisition of Historical Autographs
U.S.A., Inc. on October 30, 2003			1,220,000	8,263	(8,263)			-

Value of warrants and beneficial
conversion feature of bridge loan					244,795			244,795

Deferred employee
loan-out costs
receivable earned						88,889		88,889

Preferred Stock converted
to Common Stock	(681,818)	(7)	681,818	7

Net loss							(885,693)	(885,693)

Balance, December 31, 2003	-	-	13,150,598	13,151	5,485,498	-	(1,627,501)	3,871,148

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2005

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Issuance of common stock options
and warrants for compensation					972,430			972,430

Exercise of common stock options			18,000	18	2,682			2,700

Issuance of securities for payable			47,499	47	47,451			47,498

Net loss							(3,327,827)	(3,327,827)

Balance, December 31, 2004	-	-	13,216,097	13,216	6,508,061	-	(4,955,328)	1,565,949

Issuance of common stock
in private placement for
cash less issuance expense
of $384,312			2,991,812	2,992	6,224,601			6,227,593

Issuance of common stock options
and warrants for compensation					557,080			557,080

Exercise of common stock options			25,000	25	62,475			62,500

Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	$16,233	$13,352,217	-	($8,779,231)	$4,589,219

The accompanying notes are an integral part of these financial statements.

(1)	Summary of Significant Accounting Policies:

General:

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure. On July 25, 2005, Arbios Systems, Inc. changed its state of incorporation from Nevada to Delaware. On July 26, 2005, Arbios Technologies, Inc., the wholly-owned subsidiary of Arbios Systems, Inc., merged with and into Arbios Systems, Inc. Unless the context indicates otherwise, references herein to the “Company” during periods prior to July 26, 2005 include Arbios Systems, Inc., a Nevada corporation and Arbios Technologies, Inc.

The Company’s two products that are currently under development are SEPET™, which is a blood purification therapy device for patients with liver failure and HepatAssist-2 ™, which is a bioartificial liver system.

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. consummated a reverse merger, in which Arbios Technologies, Inc. became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its named to Arbios Systems, Inc. and is herein referred to as ”Arbios Systems”. The stockholders of Arbios Technologies, Inc. transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of Arbios Technologies, Inc. in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of Arbios Technologies, Inc. Inasmuch as the former owners of Arbios Technologies, Inc. controlled the combined entity after the merger, the combination was accounted for as a purchase by Arbios Technologies, Inc. as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards No. 141 using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

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

(1)	Summary of Significant Accounting Policies:

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

Federal Government Grants:

The Company has been partially funded by certain governmental grants. Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Reimbursements recorded under these grants are subject to governmental audit. Management believes that subsequent audits will not result in material adjustments to the costs reflected in the accompanying financial statements, and that the Company has utilized all remaining government grant funds in accordance with their intended use.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005 and 2004, the Company has no items that represent comprehensive income and therefore, the Company has not included a schedule of comprehensive income in the financial statements.

Property and Equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five to seven years.

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

(1)	Summary of Significant Accounting Policies:

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

Fair Value of Financial Instruments:

The Company’s financial instruments include cash, short-term investments, accounts payable and accrued expenses, and have carrying amounts which approximate fair value due to their short maturities.

Cash and Cash Equivalents:

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Short Term Investments:

Short-term investments generally mature between three and twelve months.  Short-term investments consist of U.S. Government Agency Notes purchased at a discount with interest accruing to the notes full value at maturity.  All of the Company’s short-term investments are classified as available-for-sale and are carried at fair market value which approximates cost plus accrued interest.

Income Taxes:

Deferred income taxes will be recognized for the tax consequences in future years of temporary differences, if any, between the tax bases of assets and liabilities and their financial reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation:

SFAS 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic

(1)	Summary of Significant Accounting Policies:

Stock-Based Compensation, Continued:

Value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS 123 and values the equity securities based on the fair value of the security on the date of grant with subsequent adjustments based on the fair value of the equity security as it vests. The fair value of expensed options is estimated using the Black Scholes option-pricing model.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment”. SFAS 123(R) requires that the compensation cost relating to a wide range of share-based payment transactions (including stock options) be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. SFAS 123(R) replaces SFAS 123 and supersedes APB Opinion No. 25. As a small business issuer, we will be applying SFAS Statement 123(R) to reporting periods that begin on January 1, 2006.

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model. The significant assumptions used in applying the Black Scholes option-pricing model were the following:
	For the year ended
	2005	2004

Risk-free interest rate	3.77%-4.45%	3.53%-3.0%
Expected dividend yield	0%	0%
Expected life	5-7 years	3-7 years
Volatility	.83 - .72	.86 - .96
Weighted average grant-date fair value of options granted during the period (including non-employees)	$1.31	$2.07

These same assumptions are also used in applying the Black Scholes option-pricing model for stock based option and warrant compensation paid to non-employees.

If the Company had elected to recognize compensation cost for its stock options and warrants for employees based on the fair value at the grant dates, in accordance with SFAS 123, the pro forma net loss and losses per share would have been as listed in the following table.

(1)	Summary of Significant Accounting Policies:

Stock-Based Compensation, Continued:

	December 31,	December 31,
	2005	2004

Net loss as reported	$(3,823,903)	$(3,327,827)
Compensation recognized under APB 25	-	-
Compensation recognized under SFAS 123	(984,514)	(471,437)

Proforma	$(4,808,417)	$(3,799,264)

Basic and diluted loss per common share:
As reported	$(0.24)	$(0.25)
Proforma	$(0.30)	$(0.29)

Net Loss Per Common Share:

The Company utilizes SFAS 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. For the years ended December 31, 2005 and 2004, potential common shares aggregating 9,345,000 and 6,404,000, respectively, were excluded in computing the per share amounts.
Presentation:

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.

(1)	Summary of Significant Accounting Policies:

Recent Accounting Pronouncements:

However, SFAS 123(R) permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Our Company will be implementing SFAS 123(R) as of January 1, 2006, and the projected additional expense is approximately $400,000 based upon options granted as of December 31, 2005.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain rules and regulations and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with no employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).  Our company will adopt SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February of 2006 the Financial Accounting Standards Board issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments:  an amendment of FASB Statements Numbers 133 and 140".  Management is currently evaluating the effect, if any, that such pronouncement will have on accounting for our company's equity instruments which were issued with detachable warrants.

(2)	Property and Equipment

Property and equipment consisted of the following:

	2005	2004
Office equipment	$8,589	$2,154
Office furniture	7,297	7,217
Computer equipment	42,468	31,545
Medical equipment	107,993	101,943
	166,347	142,859
Less: accumulated depreciation	(64,718)	(35,070)
	$101,629	$107,789

Depreciation expense was $29,649, $18,589 and $64,718 for the years ended December 31, 2005 and 2004, and the period from August 23, 2000 (inception) to December 31, 2005, respectively.

(3)	Patent Rights:

In June 2001, the Company received exclusive rights to five existing patents, at which time the aggregate value of these rights was $400,000. At December 31, 2005 and 2004, the accumulated amortization of these rights was $93,418 and $105,457, and the estimated remaining life was 6 years. Amortization expense was $29,602 in each of the years ended December 31, 2005 and 2004 and $135,057 for the period from August 23, 2000 (inception) to December 31, 2005, respectively.

In conjunction with the preparation of the December 31, 2005 financial statements, and in accordance with FASB 144 “Accounting for the impairment or disposal of long-lived assets,” management reviewed the portfolio of capitalized patent rights and determined that two patents related to the LIVERAID membrane technology would not have future commercial uses or have economic benefit to the Company and concluded that the carrying value of the two patents is not recoverable. The two patents had a combined original value of $133,333, with $41,639 in amortized expense through December 31, 2005, resulting in a current expense charge of $91,694, representing the remaining unamortized balance as of December 31, 2005.

Future estimated amortization expense in each of the years from 2006 through 2010 is $20,476, and $70,869 thereafter.

In conjunction with certain patents rights described above, the Company committed to the licensor to spend a total of $1,760,000 in research and development expenses toward the development and promotion of products, commencing from the acquisition date until June 30, 2008. The Company has made expenditures to date to satisfy the entire research and development costs obligation of the agreement.

(3)	Patent Rights, continued:

The Company is also subject to paying royalty fees to the licensor initially equal to 1.5% of the gross sales price of royalty bearing products. From year three to the tenth year of the license, the royalty fee percent will phase out evenly to 0%. As of December 31, 2005 and 2004, the Company had not paid any royalty fees since it did not have any sales of royalty bearing products.

In April 2004, the Company purchased patents and other selected assets from Circe Biomedical, Inc. In connection with the acquisition of these patents, the Company assumed a Royalty Agreement dated as of January 29, 1999, between Circe Biomedical, Inc. and Circe Acquisition Corp. The Company assumed the obligation to pay a royalty of 2% of “net sales” of any product that utilizes or incorporates the bioartificial liver patents, technology, inventions, and technical or scientific data that the Company acquired from Circe Biomedical. As of December 31, 2005 and 2004, the Company had not paid any royalty fees to Circe Biomedical Inc. since it did not have any sales of royalty bearing products.

(4)	Deferred Employee Loan-Out Costs:

In June 2001, the Company received a commitment from a shareholder in the Company for the loan-out of certain employees over a two-year period in exchange for junior preferred stock (see Note 7). The Company deferred the estimated loan-out costs over the two-year period. The loan-out costs were expensed as the services were performed. At the expiration of the two-year period, the Company received an extension of the employee loan-out agreement for an additional two years. The employee loan out agreement expired on June 30, 2005. For the years ended December 31, 2005 and 2004, the employee loan out costs were $140,524 and $281,048, respectively. The employee loan out costs from inception to December 31, 2005 were $905,649.

(5)	Convertible Promissory Notes:

In September 2003, the Company issued units of convertible subordinated notes and warrants, consisting of convertible promissory notes (the “Notes”) for an aggregate principal amount of $400,000 and warrants for the purchase of 300,000 shares of the Company’s common stock at $1 per share. The Notes bore interest at 7% per annum and were due on the earlier of March 31, 2004 or upon the occurrence of various other events or conditions set forth in the Notes.  Under the terms of the Notes, the holders retained the right, subject to certain exceptions, to convert all or any part of the principal outstanding under the Notes into (i) shares of the Company’s Common Stock at a conversion price per share equal to $1 and (ii) warrants for the purchase of the Company’s common stock at $2.50 per share. For each share issued upon the conversion of the note, each noteholder received additional warrants for the purchase of common stock. The conversion price was subject to adjustment in the event of a stock split, combination or like transaction. The warrant price was subject to adjustment in the event of a stock split, combination or like transaction. The fair value of the warrants was determined using the Black Scholes option pricing model using the following assumptions: dividend yield 0%, volatility 233%, risk free interest rate 5.5% and expected life of three years.

(5)	Convertible Promissory Notes, continued:

The Company recorded the Notes, net of a discount equal to the relative fair value allocated to the warrants issued of $122,390.  The Notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $122,390.  The beneficial conversion amount was measured using the intrinsic value method of accounting, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.

In October 2003, the Notes were converted into 400,000 shares of common stock at $1 per share. The Company recognized interest expense totaling $224,401 for the unamortized warrants and beneficial conversion feature discount in accordance with Emerging Issues Task Force 00-27.

(6)	Commitments and Contingencies:

 Description of Property

The Company currently maintains laboratory and office space at Cedars-Sinai Medical Center in Los Angeles, California, which facilities are leased under a three-year lease that expires on June 30, 2007. The Company currently pays rent of $4,531 per month for the 1,008 square foot facility under the lease. Cedars-Sinai Medical Center is a stockholder of the Company.

Since April 1, 2004, the Company has leased 1,700 square feet of executive and administrative office space in a building across the street from its laboratories. In September 2005, the Company leased an additional 300 square feet of space for a total of 2,000 square feet. The rent for this space is $5,777 per month and the lease has a term of two years commencing September 2005.

The Company leased an animal breeding facility in Connecticut at $12,009 per month for two years commencing April 2005.

In December 2005, the Company entered into a lease agreement for executive office space in Waltham, Massachusetts through June 30, 2006 at a total cost for the lease period of $18,040.

Future minimum lease payments required under the operating leases for non-cancelable lease terms in excess of one year are $285,850 for 2006 and $109,432 for 2007.

Rent expense was $121,000, $105,509, and $292,589 for the years ended December 31, 2005 and 2004, and the period from August 23, 2000 (inception) to December 31, 2005, respectively.

(6)	Commitments and Contingencies, continued:

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

In April 2004, the Company purchased certain assets of Circe Biomedical, Inc. including Circe’s patent portfolio, rights to a bioartificial liver (HepatAssistTM), a Phase III investigational drug application, selected equipment, clinical and marketing data, and over 400 standard operating procedures and clinical protocols previously reviewed by the Food and Drug Administration. In exchange for these assets, the Company paid a $200,000 upfront payment and committed to make a $250,000 payment due the earlier of April 12, 2006 or when the Company had raised accumulated gross proceeds of $4 million from the issuance of debt or equity securities.

The Company raised in excess of $4 million in its January 2005 equity financing and on January 18, 2005, the Company paid the $250,000 contractual commitment to Circe Biomedical, Inc. The Company expensed the cost of the acquisition in the fiscal quarter ended June 30, 2004 as part of acquired research and development costs, as the underlying rights have not yet reached the stage at which their commercial feasibility can be established.

On January 15, 2005, the Company entered into a research and development agreement (the “Development Agreement”) with Warsaw University of Technology (the “University”) in Warsaw, Poland to develop a proprietary membrane for the SEPET™ product. During 2005, the Company was obligated to make scheduled milestone payments totaling up to $166,000. During fiscal year 2005, $100,000 of research and development costs were incurred and paid. The Development Agreement was terminated for failure to meet the final milestone with no further amounts payable under the agreement.

The Company entered into a clinical study agreement with Albert Einstein Medical Center in Philadelphia, Pennsylvania in August 2005 and with Cedars-Sinai Medical Center in Los Angeles, California in September 2005 for the Company’s feasibility clinical trial for SEPETTM.  The estimated cost to conduct the clinical trial is $530,000 and is based upon a total enrollment of 15 patients at the two medical centers.   Additionally, the Company anticipates expenditures of approximately $309,000 for expenses associated with the clinical trial including data safety monitoring board fees, database design and analysis of clinical results and clinical trial insurance.

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

In January 2003, Arbios Technologies, Inc. issued 417,000 shares of common stock and a three year warrant to purchase 600,000 shares of common stock at an exercise price of $1.00 per share to an investor in exchange for $250,200 in cash. The Company recognized $2,956 in stock issuance costs. The warrant expiration date of January 23, 2006 was extended to September 2006 in exchange for the investor’s agreement to not sell his Company stock holdings during the extension period.

(7)	Stockholders’ Equity, Continued:

Common Stock

In July 2003, Arbios Technologies, Inc. issued a warrant to purchase 50,000 shares of common stock to a Board member for services rendered to the Company. The warrant is exercisable at $1.00 per share and has a five-year life. The warrant grant resulted in a non-cash charge of $7,180 determined utilizing the Black Scholes pricing model and the following economic assumptions: dividend yield 0%, volatility .05, risk free interest rate 3% and an expected life of 5 years.

In September 2003, convertible promissory notes totaling $400,000 were converted into 400,000 shares of the Company’s common stock. The Company also issued warrants to purchase 300,000 shares of common stock. The warrants are exercisable at $1.00 per share and have a three-year life.

In September and October 2003, Arbios Technologies, Inc, issued 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock at an exercise price of $2.50 in exchange for $4,000,000 in cash. The Company recognized $519,230 in stock issuance costs, which was comprised of $505,500 in third party fees and $13,730 in related legal fees. These costs were charged against additional paid in capital.

In October 2003, Arbios Technologies, Inc. entered into a reorganization transaction wherein the stockholders of Arbios Systems retained 1,220,000 shares of the reorganized entity after the transaction. Since Arbios Systems was treated as the acquiree for accounting purposes, those shares were accounted for as being issued as of that date.

In January 2004, Arbios Systems, Inc. issued 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock to a director as compensation for finder’s fees. The warrant has a three-year life and is exercisable at $2.50 per share. The warrant grant resulted in a non-cash charge of $16,000 determined utilizing the Black Scholes pricing model and the economic assumptions listed in Note 1, Stock Based Compensation.

In February 2004, Arbios Systems, Inc. issued 7,500 shares of common stock and a warrant to purchase 7,500 shares of common stock to a son of a director as compensation for finder’s fees. The warrant has a three-year life and is exercisable at $2.50 per share. The warrant grant resulted in a non-cash charge of $11,000 determined utilizing the Black Scholes pricing model and the economic assumptions listed in Note 1, Stock Based Compensation.

(7)	Stockholders’ Equity, Continued:

Common Stock

In March 2004, Arbios Systems, Inc. entered into a retainer agreement with an investor relations firm and issued a warrant to purchase 150,000 shares of common stock as compensation. The warrant has a five year life and is exercisable at $3.40 per share. Pursuant to the terms of the warrant, the number of shares that can be purchased under the warrant was reduced in December 2004 to 75,000 shares. The warrant grant resulted in a non-cash charge of $203,000 determined utilizing the Black Scholes pricing model and the economic assumptions listed in Note 1, Stock Based Compensation.

In July 2004, Arbios Systems, Inc. entered into an agreement with an investor relations firm based in Switzerland to perform investor relation services for the Company in Europe. The Company issued two warrants to purchase an aggregate of 100,000 shares of common stock. The first warrant for 50,000 shares vested immediately with an exercise price of $1.50 per share and has a five-year expiration term. The second warrant for 50,000 shares vested ratably each month over one year with an exercise price of $3.50 per share and has a five-year expiration term. The warrant grants resulted in a non-cash charge of $298,000 determined utilizing the Black Scholes pricing model and the economic assumptions listed in Note 1, Stock Based Compensation.

In October 2004, an option holder exercised his option to purchase 18,000 shares of common stock at an exercise price of $0.15 per share.

In January 2005, the Company completed a $6,611,905 private equity financing to a group of institutional investors and accredited investors. In the offering, 2,991,812 shares of the Company’s common stock was sold, at a price of $2.21 per share and the investors also received warrants to purchase an additional 1,495,906 shares of our common stock at an exercise price of $2.90 per share. The warrants are exercisable for five years and can be redeemed by the Company after January 11, 2007 if the average trading price of our common stock for 20 consecutive trading days is equal to or greater than $5.80 and the average trading volume of the common stock is at least 100,000 shares during those 20 days. The placement agent in the offering was issued warrants to purchase 114,404 shares of common stock.

The Company also entered into a Registration Rights Agreement with the investors in the January 2005 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. In accordance with “EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and other authoritative literature, it was determined that the warrants issued in the January 2005 private placement and the Registration Rights Agreement are free standing derivative financial instruments as defined in EITF 00-19. Further, as of the closing date of the private placement, and as of March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005 the warrants meet the requirements of equity classification as specified in EITF 00-19 since the maximum amount of liquidating damages was less than the value ascribed to the difference between the fair value of registered versus unregistered common stock.

(7)	Stockholders’ Equity, Continued:

 In accordance with EITF 00-19, the value and balance sheet classification of the warrants will be reviewed each reporting period and, if the warrants should be classified as a liability in the future, any changes in the value of the warrants on a re-measurement date will be recorded in the Statement of Operations.

In February 2005, Arbios Systems, Inc issued a warrant to purchase 200,000 shares of common stock to a consultant in connection with the January 2005 private equity financing. The warrant has a 5 year life and is exercisable at $2.90 per share.

In March 2005, a warrant holder exercised his option to purchase 25,000 shares of common stock at an exercise price of $2.50 per share

Warrants

At December 31, 2005, outstanding warrants to acquire shares of the Company's common stock are as follows:

Number of	Exercise
Shares	Price	Expiration date
100,000	$0.15	August 18, 2009
600,000	1.00	January 23, 2006
50,000	1.00	July 3, 2008
700,000	1.00	September 30, 2006
3,975,000	2.50	October 29, 2006
47,500	2.50	January 5, 2007
75,000	3.40	April 1, 2009
50,000	1.50	August 4, 2009
50,000	3.50	August 4, 2009
200,000	2.90	February 1, 2010
1,610,310	2.90	January 11, 2010
7,457,810

The warrant expiration date of January 23, 2006 noted in the above table was extended to September 2006 in exchange for the investor’s agreement to not sell Company stock holdings during the extension period.

The weighted average exercise price of warrants outstanding at December 31, 2005 was $2.30 and the weighted average remaining contractual life of the warrants was 1.65 years.

(7)	Stockholders’ Equity, Continued:

Warrant transactions are summarized as follows:

	For the year ended December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Warrants at beginning of year	5,672,500	$2.11	5,450,000	$2.09
Warrants issued	1,810,310	$2.90	297,500	$2.95
Warrants exercised	(25,000)	$2.50		$0.15
Warrants forfeited			(75,000)	$3.40

Warrants at end of year	7,457,810	$2.30	5,672,500	$2.11

Warrants

In February 2005 we issued a warrant to purchase 200,000 shares of our common stock to an advisor as additional compensation for services rendered to us during the past 15 months.  The warrant has a term of five years and an exercise price of $2.90 per share (the closing trading price of our common stock on the OTC Bulletin Board on the date of grant).  The warrant was issued pursuant to an exemption available under Section 4(2) of the Securities Act.

2001 Stock Option Plan

In 2001, Arbios Systems, Inc. adopted the 2001 Stock Option Plan (the “2001 Plan”) for the purpose of granting incentive stock options and/or non-statutory stock options to employees, consultants, directors and others. Under the 2001 Plan, the Company is authorized to grant options to purchase up to 1,000,000 shares. The 2001 Plan is administered by the Board of Directors of the Company or by a committee of the Board. However, in connection with the reorganization transaction between Arbios Systems and Arbios Technologies, Inc. in October 2003, Arbios Systems assumed all of the 314,000 outstanding options granted by Arbios Technologies, Inc. under its existing stock option plan and the options previously issued under that plan were cancelled. None of the terms of the assumed options were changed. The options assumed under the Company Plan are identical to the options that were previously granted under the Arbios Technologies, Inc. Plan.

2005 Stock Incentive Plan

In 2005, Arbios Systems, Inc. adopted the 2005 Stock Incentive Plan (the “2005 Plan”) for the purpose of granting incentive stock options and/or non-statutory stock options to employees, consultants, directors and others. Under the 2005 Plan, the Company is authorized to grant options to purchase up to 3,000,000 shares. The Company Plan is administered by the Board of Directors of the Company or by a committee of the Board.

For the years ended December 31, 2005 and 2004, the Company granted 60,000 and 140,000 options, respectively, to consultants and recorded expenses of $58,000 and $555,000 for the years ended December 31, 2005 and 2004 relating to the vested portion of these options.

(7)	Stockholders’ Equity, Continued:
Stock Options (Continued)

Transactions under the 2001 Plan during the year ended December 31, 2005 and 2004 are summarized as follows:

	For the year ended December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options at beginning of year	731,000	$1.79	314,000	$0.78
Options issued	266,000	$2.12	510,000	$2.29
Options exercised			(18,000)	$0.15
Options forfeited	(15,000)	$2.25	(75,000)	$1.30

Options at end of year	982,000	$1.88	731,000	$1.79

Options exercisable at end of year	935,000	$1.87	513,500	$1.49

As of December 31, 2005, no options were available for future grant under the 2001 Stock Option Plan.

Transactions under the 2005 Plan during the year ended December 31, 2005 are summarized as follows:

	For the year ended December 31, 2005
		Weighted
		Average
	Shares	Price

Options at beginning of year	-
Options issued	910,000	$1.98
Options exercised
Options forfeited	(5,000)	$1.80

Options at end of year	905,000	$1.98

Options exercisable at end of year	284,000	$2.17

As of December 31, 2005, 2,095,000 options were available for future grant under the 2005 Stock Option Plan.

(7)	Stockholders’ Equity, Continued:
Stock Options (Continued)

Additional information with respect to option activity is summarized as follows:

	December 31, 2005
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractually	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price

$0.15	54,000	6.56	$0.15	54,000	$0.15
$1.00 - $1.85	1,117,000	4.35	1.58	523,000	1.29
$2.00 - $2.97	706,000	5.51	2.59	632,000	2.61
$3.40	10,000	3.32	3.40	10,000	3.40

	1,887,000	4.84	1.92	1,219,000	1.94

(8)	Research Costs:

On December 26, 2001, the Company received a commitment for research costs in the amount of $550,000 from Spectrum Laboratories, Inc. (“Spectrum”), partially in exchange for 362,669 shares of common stock (See Note 6). Spectrum was required to expend at least $137,500 per year toward the development of the Company’s liver-assist devices.

In July 2002, the original agreement was amended. The Company and Spectrum agreed that, since the prototype system had been delivered early, all 362,669 shares issued to Spectrum on December 26, 2001, were deemed fully vested and any future obligations related to the $550,000 research cost commitment was deemed fulfilled. In addition, any additional research and development work requested from Spectrum by the Company and the cost of such work will be negotiated in good faith before the work is initiated. Furthermore, the Company agreed that billings of $109,360, through September 29, 2002, were due for research costs already provided, in addition to the $550,000 obligation. This amount was reduced by $54,400 in payment for the 362,669 shares previously received, and the Company paid the balance of $54,960 to Spectrum in cash in monthly payments over an 18-month period starting November 1, 2002. As of May 1, 2004, the Company has fulfilled its obligation to pay the $54,960 cash payment to Spectrum.

(9)	Income Taxes:

The following table presents the current and deferred tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2005 and 2004:

Current	2005	2004
Federal	-	-
State	-	-
Total Current Liability	-	-

Deferred
Federal	(1,010,000)	(707,000)
State	(289,000)	(202,000)
Total Deferred Liability	(1,299,000)	(909,000)

Valuation Allowance	1,299,000	909,000

Total	-	-

At December 31, 2005, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

Deferred Tax Assets (Liability)	2005	2004
Current
Interest	$105,000	$105,000
Intangible	$193,000	$193,000
Net Operating Loss	$2,706,000	$1,323,000
Deferred State Tax	($211,000)	($113,000)
Other	$103,000	$58,000

Non-Current
Depreciation-Amortization	($58,000)	($27,000)
Net Deferred Tax Assets	$2,838,000	$1,539,000
Less Valuation Allowance	($2,838,000)	($1,539,000)

Net Deferred Tax Assets (Liability)	-	-

As of December 31, 2005, the Company has approximately $6,339,000 and $6,234,000 of Net Operating Losses (“NOL”) for federal and state purposes which begin to expire between 2022 and 2025 for federal and 2012 and 2015 for state purposes respectively.  The utilization of NOL carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership.

(9)	Income Taxes, continued:

The income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2005 and 2004:

	2005	2004
Federal tax benefit on pretax losses at statutory rates	$(1,300,000)	$(1,131,000)
State tax, net of federal benefit	$(191,000)	$(133,000)
Other	$192,000	$356,000
Valuation Allowance	$1,299,000	$908,000
Total	-	-

(10)	Related Party Transactions:

In 2001, the Company received the exclusive worldwide rights and a license to use certain proprietary rights from Spectrum Laboratories, Inc. (“Spectrum”), partially in exchange for 362,669 shares of common stock. The Chairman of the Board of Spectrum (“Spectrum Chairman”) is one of the majority stockholders of Spectrum Laboratories, Inc. and also currently serves as a Director of the Company. In 2002, the Spectrum Chairman received stock options to purchase 18,000 shares of common stock at an exercise price of $0.15 per share as compensation as a Director of the Company. In 2003, the Spectrum Chairman received stock options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share as compensation as a Director of the Company. In 2004, the Spectrum Chairman received options to purchase 30,000 shares of common stock at an exercise price of $2.25 per share as compensation as a Director of the Company. In 2005, the Spectrum Chairman received options to purchase 15,000 shares of common stock at an exercise price of $2.48 per share as compensation as a Director of the Company.

In 2003, a Director received warrants to purchase 50,000 shares of common stock exercisable at $1 per share as a finder’s fee.

In 2004, the son of a Director received 7,500 shares of common stock valued at $1 per share and warrants to purchase 7,500 shares of common stock exercisable at $2.50 per share as a finder’s fee.

In 2004, a Director received common stock valued at $1.00 per share and warrants to purchase 40,000 shares of common stock exercisable at $2.50 per share as a finder’s fee.

In 2005, a Director received cash compensation totaling $23,687 and a 5 year option to purchase 30,000 shares of common stock at $1.80 per share for consulting services.

(11)	Employee Benefit Plan:

In May 2005, the Company adopted a 401-K defined contribution profit-sharing plan covering its employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $10,924 for 2005.

(12)	Subsequent Events:

On March 6, 2006, the Company completed a $1,350,000 private equity financing with a group of institutional investors and an accredited investor. In the offering, 1,227,272 shares of the Company’s common stock were sold, at a price of $1.10 per share and the investors also received warrants to purchase an additional 613,634 shares of our common stock at an exercise price of $1.50 per share. The warrants are exercisable for five years. The proceeds of the private equity financing will be used to fund general working capital needs and the further development of the Company products.

The Company also entered into a Registration Rights Agreement with the investors in the March 2006 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. In accordance with “EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and other authoritative literature, it was determined that the warrants issued in the March 2006 private placement and the Registration Rights Agreement are free standing derivative financial instruments as defined in EITF 00-19. In accordance with EITF 00-19, the value and balance sheet classification of the warrants will be reviewed each reporting period and, if the warrants should be classified as a liability, any changes in the value of the warrants on a re-measurement date will be recorded in the Statement of Operations.

On January 1, 2006 the Company verbally entered into a consulting arrangement with a director to provide investor relations services for a three month term for $22,500 and a non qualified stock option grant to purchase 30,000 shares at $1.80 per share with a 5 year term. The options vest on a monthly basis over the 3 month term of the agreement.

On March 22, 2006, the Company entered into a clinical trial agreement with the University of California, San Diego Medical Center to serve as an additional clinical site for the Company’s FDA-approved Phase I clinical feasibility trial for SEPET™. The Company does not anticipate that the addition of this site will materially affect the overall budgeted amount for the SEPETTM clinical feasibility trial.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC.

Date: March 31, 2006	By:	/s/ WALTER C. OGIER
Walter C. Ogier, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER C. OGIER	President and Chief Executive Officer (principal executive officer)	March 31, 2006
Walter C. Ogier

/s/ SCOTT L. HAYASHI	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2006
Scott L. Hayashi

/s/ JACEK ROZGA, MD, PhD	Director	March 31, 2006
Jacek Rozga, MD, PhD

/s/ JOHN M.VIERLING, MD	Chairman of the Board, and Director	March 31, 2006
John M. Vierling, MD

/s/ JACK E. STOVER	Director	March 31, 2006
Jack E. Stover

/s/ ROY EDDLEMAN	Director	March 31, 2006
Roy Eddleman

/s/MARVIN S. HAUSMAN, MD	Director	March 31, 2006
Marvin S. Hausman MD

/s/ THOMAS C. SEOH	Director	March 31, 2006
Thomas C. Seoh

/s/ THOMAS M. TULLY	Director	March 31, 2006
Thomas M. Tully

/s/ AMY FACTOR	Director	March 31, 2006
Amy Factor

/s/ DENNIS KOGOD	Director	March 31, 2006
Dennis Kogod

/s/ RICHARD W. BANK, MD	Director	March 31, 2006
Richard W. Bank, MD

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, between the Registrant, Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy Swank and Raymond Kuh (1)

3.1	Certificate of Incorporation, dated June 3, 2005

3.2	Certificate of Correction, dated July 6, 2005

3.3	Certificate of Ownership and Merger, dated July 25, 2005

3.4	Certificate of Ownership and Merger, dated July 26, 2005

3.5	Bylaws

4.1	Form of Common Stock certificate

4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Registrant upon the assumption of the Arbios Technologies, Inc. outstanding Warrant (3)

4.3	Common Stock Purchase Warrant, dated April 1, 2004, issued to Wolfe Axelrod Weinberger Associates LLC (4)

4.4	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc., dated January 11, 2005, issued to investors and placement agent (5)

10.1	Form of 2001 Stock Option Plan (2)*

10.2	Facilities Lease, entered into as of June 30, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.3	Standard Multi-Tenant Office Lease, dated as of August 16, 2005, by and between Beverly Robertson Design Plaza and Arbios Systems, Inc.

10.4	Employee Loan-Out Agreement, entered into effective as of July 1, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.5	Second Amendment to Employee Loan-Out Agreement, entered into effective as of May 7, 2003, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.6	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.7	Spectrum Labs License Agreement (3)

10.8	Third Amendment to Employee Loan-Out Agreement, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Systems, Inc. (4)

10.9	Asset Purchase Agreement among Circe Biomedical, Inc., a Delaware corporation, Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004(4)

10.10	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.11	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.12	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.13	Third Amendment to Facilities Lease, entered into effective as of June __, 2004, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.14	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein. (5)

10.15	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein.(5)

10.16
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga.

10.17	Employment Offer Letter, dated December 30, 2004, between Arbios Systems, Inc. and David Zeffren.*

10.18	Employment Offer Letter, dated March 22, 2005, between Arbios Systems, Inc. and Shawn Cain.*

10.19	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi.*

10.20	Employment Agreement, entered into between Arbios Systems, Inc. and Amy Factor, effective as of March 31, 2005 (6)*

10.21	Employment Offer Letter, dated July 28, 2005, between Arbios Systems, Inc. and Jacek Rozga, M.D., Ph.D. (7)*

10.22	2005 Stock Incentive Plan (8)*

10.23	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (8)*

10.24	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier. (9)*

10.25	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D. (9)

10.26	Form of Lease, dated April 1, 2005, between Arbios Technologies, Inc. and American Integrated Biologics, Inc. (7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________________

* Denotes a management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003, which exhibit is hereby incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Current Report on Form 10-SB filed with the Securities and Exchange Commission on April 26, 2001, which exhibit is hereby incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004, which exhibit is hereby incorporated herein by reference.

(4) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 10, 2004, which exhibit is hereby incorporated herein by reference.

(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005, which exhibit is hereby incorporated herein by reference.

(6) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005, which exhibit is hereby incorporated herein by reference.

(7) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005, which exhibit is hereby incorporated herein by reference.

(8) Previously filed as an exhibit to the Company’s Quarterly Report on Form S-8 filed with the Securities and Exchange Commission on August 31, 2005, which exhibit is hereby incorporated herein by reference.

(9) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on March 22, 2006, which exhibit is hereby incorporated herein by reference.