Form 10QSB
period 2006-03-31
ARBIOS SYSTEMS INC
filed 2006-05-15
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603
___________________

ARBIOS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8797 Beverly Blvd., #304, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

(310) 657-4898
(Issuer's telephone number)

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

On May 12, 2006, there were 17,460,181 shares of common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB

	PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited)	3
	Statements of Operations for the three months ended March 31, 2006 and 2005 and from inception to March 31, 2006 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and from inception to March 31, 2006 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
SIGNATURES		24

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARBIOS SYSTEMS, INC.
(A development stage company)
BALANCE SHEETS

ASSETS	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,883,582	$2,379,738
Short term investments	2,976,300	$1,996,000
Prepaid expenses	152,493	195,841
Total current assets	5,012,375	4,571,579

Net property and equipment	97,542	101,629
Patent rights, net of accumulated amortization of $98,535 and $93,418, respectively	168,132	173,249
Other assets	50,786	55,773

Total assets	$5,328,835	$4,902,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$136,540	$160,649
Accrued expenses	151,713	152,362
Total current liabilities	288,253	313,011

Accrued warrant liability	680,841	-

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding
Common stock, $.001 par value; 60,000,000 shares authorized; 17,460,181 and 16,232,909
shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	17,460	16,233
Additional paid-in capital	14,190,980	13,352,217
Deficit accumulated during the development stage	(9,848,699)	(8,779,231)
Total stockholders' equity	4,359,741	4,589,219

Total liabilities and stockholders' equity	$5,328,835	$4,902,230

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		Inception to
	2006	2005	March 31, 2006

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	744,064	874,464	5,750,979
Research and development	366,190	258,495	4,356,752
Total operating expenses	1,110,254	1,132,959	10,107,731

Loss before other income (expense)	(1,110,254)	(1,132,959)	(9,786,765)

Other income (expense):
Interest income	40,786	10,559	182,204
Interest expense	-	(86)	(244,138)
Total other income (expense)	40,786	10,473	(61,934)

Net loss	$(1,069,468)	$(1,122,486)	$(9,848,699)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)

Weighted-average shares:
Basic and diluted	16,587,454	15,846,688

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Inception to
	2006	2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,069,468)	$(1,122,486)	$(9,848,699)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	12,651	14,427	212,428
Patent rights impairment			91,694
Interest earned on discounted short term investments	8,406		(246)
Issuance of common stock, options & warrants for compensation	210,739	464,198	1,823,870
Settlement of accrued expense			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	43,348	(79,538)	(152,495)
Other assets	4,987	20,743	(50,786)
Accounts payable and accrued expenses	(24,758)	(15,775)	194,751
Other liabilities			64,695
Contract obligation		(250,000)	-
Net cash used in operating activities	(814,095)	(968,431)	(7,046,039)

Cash flows from investing activities:
Additions of property and equipment	(3,447)	(2,500)	(144,796)
Purchase of short term investments	(5,954,653)		(14,932,367)
Maturities of short term investments	4,965,947		11,956,313
Net cash used in investing activities	(992,153)	(2,500)	(3,120,850)

Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option/warrant exercise		62,500	65,200
Net proceeds from issuance of common stock and warrants	1,310,092	6,227,594	11,368,354
Net proceeds from issuance of preferred stock			238,732
Payments on capital lease obligation, net		(2,261)	(21,815)
Net cash provided by financing activities	1,310,092	6,287,833	12,050,471
Net (decrease) increase in cash	(496,156)	5,316,902	1,883,582

Cash at beginning of period	2,379,738	1,501,905

Cash at end of period	$1,883,582	$6,818,807	$1,883,582

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees			$47,500
Accrued warrant liability	$680,841

The accompanying notes are an integral part of these financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Financial Statements (Unaudited)
Three Months Ended March 31, 2006

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

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. consummated a reverse merger, in which Arbios Technologies, Inc. became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its named to Arbios Systems, Inc. and is herein referred to as ”Arbios Systems”. The stockholders of Arbios Technologies, Inc. transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of Arbios Technologies, Inc. in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of Arbios Technologies, Inc. Inasmuch as the former owners of Arbios Technologies, Inc. controlled the combined entity after the merger, the combination was accounted for as a purchase by Arbios Technologies, Inc. as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards No. 141 using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Pro forma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the period presented. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.

(2) Short Term Investments

Short-term investments generally mature between three and twelve months.  Short term investments consist of U.S. Government Agency Notes purchased at a discount with interest accruing to the notes full value at maturity.  All of the Company’s short-term investments are classified as available-for-sale and are carried at fair market value which approximates cost plus accrued interest.

(3) Stock-Based Compensation:

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

Commencing January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period.

Three months ended March 31, 2005
Net loss as reported	$(1,122,486)

Compensation recognized under:
APB 25	-
SFAS 123	(230,661)
Pro forma net loss	$(1,353,147)

Basic and diluted loss per common share:
As reported	$(0.07)
Pro forma	$(0.09)

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 5% forfeiture rate based upon historical forfeitures. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to a reduced pro forma expense for the period in which the forfeiture occurred.

As of March 31, 2006, there was $635,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.75 years. The total measurement fair value of shares vested during the three months ended March 31, 2006 was $211,000, of which $179,000 is attributed to employee options.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

	Three Months Ended March 31 ,
	2006	2005
Weighted average of fair value at date of grant for options granted during the period	$1.15	$1.21

Risk-free interest rates	4.35% - 4.72%	3.71% - 4.17%
Expected option life in years	7	5-7
Expected stock price volatility	.72	.83
Expected dividend yield	-	-

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,887,000	$1.93
Granted	210,000	1.65
Exercised
Canceled or expired
Outstanding at March 31, 2006	2,097,000	$1.90	4.81	$99,000
Exercisable at March 31, 2006	1,382,000	$1.83	4.29	$99,000

The following summarizes the activity of the Company’s non-vested stock options for the three months ended March 31, 2006.

	Shares	Weighted Average Fair Value

Non vested at December 31, 2005	668,000	$1.89
Granted	210,000	1.65
Vested	(163,000)	1.81
Non vested at March 31, 2006	715,000	$1.84

(4) Accrued Warrant Liability

In accordance with “EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and other authoritative literature, it was determined that the warrants issued in the January 2005 and March 2006 private placements and the related registration rights agreements, discussed below, are free standing derivative financial instruments as defined in EITF 00-19. In accordance with EITF 00-19, the value and balance sheet classification of the warrants are reviewed each reporting period and, while the warrants are classified as a liability, any changes in the value of the warrants on a re-measurement date will be recorded in the statement of operations.

In January 2005, the Company completed a $6,611,905 private equity financing to a group of institutional investors and accredited investors. In the offering, 2,991,812 shares of the Company’s common stock were sold, at a price of $2.21 per share and the investors also received 5-year warrants to purchase an additional 1,495,906 shares of our common stock at an exercise price of $2.90 per share. The placement agent received 5-year warrants to purchase 114,404 shares of the Company’s common stock in addition to cash compensation of $253,000 plus expenses. As a result of the Company’s March 6, 2006 private equity financing discussed below, an anti-dilution provision from the January 2005 private equity financing was triggered which resulted in an additional 94,033 warrant shares being issuable to warrant holders from the January 2005 private equity financing. Additionally, the exercise price was adjusted to $2.74 per share. The warrants are exercisable for five years from the date of issuance and can be redeemed by the Company after January 11, 2007 if the average trading price of the Company’s common stock for 20 consecutive trading days is equal to or greater than $5.80 and the average trading volume of the common stock is at least 100,000 shares during those 20 days.

The registration rights agreement associated with that private placement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period for a maximum of eight 30 day periods capped at 12%, if the Company failed to register such shares and warrant shares or maintain the effectiveness of such registration. As of the date the warrants were issued and for each subsequent reporting period through December 31, 2005, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. However, as of March 31, 2006, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the fair value of the warrants thereby making the settlement alternative uneconomic, and the warrants were reclassified from equity to accrued warrant liability, based on the fair value on March 31, 2006. The warrants were valued using the Black Scholes option-pricing model utilizing the same assumptions used to value the Company’s common stock options outstanding.

On March 6, 2006, the Company completed a $1,350,000 private equity financing to a group of institutional investors and an accredited investor. In the offering, the Company sold 1,227,272 shares of its common stock at a price of $1.10 per share to the investors and issued to them warrants to purchase an additional 613,634 shares of its common stock at an exercise price of $1.50 per share. The Company also entered into a Registration Rights Agreement with the investors in the March 2006 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. As of the date the warrants were issued and as of March 31, 2006, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity.

(5) Contract Commitment

On January 1, 2006 the Company verbally entered into a consulting arrangement with a director to provide consulting services for a three-month term for an aggregate of $22,500 and a non-qualified stock option grant to purchase 30,000 shares at $1.80 per share with a 5-year term. The options vest on a monthly basis over the 3-month term of the agreement. On April 1, 2006 the Company verbally agreed to extend the agreement on a month to month basis at a rate of $7,500 per month.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

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

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for SEPET™, and the preparation and submission of applications to the FDA. We submitted an investigational device exemption, or IDE, application for SEPET™ in March 2005 and commenced clinical studies for SEPET™ in the third quarter of 2005. We also intend to reactivate work on the HepatAssist bioartificial liver system by modifying the FDA-reviewed Phase III IND protocol. Because the anticipated cost of conducting clinical studies for the HepatAssist-2™ system exceeds our current financial resources, we will not, however, be able to commence clinical studies for the HepatAssist-2™ system until we raise additional capital. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies and the timing and cost of regulatory submissions. However, based on our current estimates, we believe that we have sufficient financial resources to conduct our planned operations for at least the next 12-month period following the date of this Quarterly Report. We will, however, have to obtain significant additional funds during that period. We do not expect to make any purchases or sales of plant or significant equipment during the next twelve months, nor do we expect any significant changes in the number of our employees during that period.

Our research offices and laboratories are located at Cedars-Sinai Medical Center, Los Angeles, California. In April 2005, we leased an additional 1,680 square foot facility in Woodstock, Connecticut to be used for swine housing and tissue procurement. We maintain our administrative offices in Los Angeles, California and Waltham, Massachusetts.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets and their useful lives, including finite lived intangible costs, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered as part of our development stage activities.

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

Stock-Based Compensation

Commencing January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

Prior to adopting SFAS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

Results of Operations

Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenue from sales. Inception to date revenue represents revenue recognized from a government research grant.

General and administrative expenses of $744,000 and $874,000 were incurred for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses for the three months ended March 31, 2006 declined by $130,000 over the prior year level. This decrease is primarily attributed to a $283,000 decline in non-cash option and warrant charges, offset in part by increases in payroll expenses and various administrative expenses, including investor relations, employee travel, insurance and other administrative costs. The increases in payroll costs and other administrative expenses are a result of the increasing number of employees that were employed. Since the Company’s activities are increasing, its general and administrative expenses are expected to increase as compared to prior comparable periods.

Research and development expenses of $366,000 and $258,000 were incurred for the three months ended March 31, 2006 and 2005, respectively. The research and development expenses for the three months ended March 31, 2006 increased by $108,000 over the comparable prior year’s levels primarily as a result of $95,000 in increased payroll costs, $50,000 in costs related to the HepatAssist-2™ program and facility costs, and $43,000 in consultant costs. These costs are offset in part by a decline in non-recurring employee loan-out costs of $70,000 from Cedars-Sinai Medical Center. The staffing increases include hiring a Vice President of Operations and increased staff which replaced employee loan-out costs from Cedars-Sinai Medical Center. Consulting costs include outside services for manufacturing, regulatory, clinical and coordinators.

Interest income of $41,000 and $11,000 was earned for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income primarily reflects increase in short term interest rates over prior year levels and the investment of available funds in short term investments.

Our net loss was $1,069,000 and $1,122,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in net loss for the three-month period ended March 31, 2006 compared to the comparable period in 2005 is attributable to a decrease in general and administrative expenses and an increase in interest income offset in part, by an increase in research and development costs.

Liquidity and Capital Resources

As of March 31, 2006, we had cash of $1,884,000, short term investments of $2,976,000 and $288,000 of total indebtedness. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR government grants.

On March 6, 2006, we completed a $1,350,000 private equity financing to a group of institutional investors and an accredited investor. In the offering, we sold 1,227,272 shares of our common stock at a price of $1.10 per share to the investors and issued to them 5-year warrants to purchase an additional 613,634 shares of our common stock at an exercise price of $1.50 per share.

Based on our current plan of operations and the funds raised from the private placement in March 2006, we believe that our current cash balances will be sufficient to fund our operations for the next twelve months from the date of this report.

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants during the next twelve months. The cost of completing the development of our products and of obtaining all required regulatory approvals to market our products is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds after the date of this report. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to this Company.

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2006	2007	2008 and thereafter
Long-Term Leases	$318,000	$208,000	$110,000	$ –

We do not believe that inflation has had a material impact on our business or operations.

We do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

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

We are an early-stage company that has not generated any operating revenues to date (our only revenues were from two government research grants). Accordingly, while we have been in existence for over five years, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with an early-stage company. As an early-stage company, we expect to incur significant operating losses for the foreseeable future, and there can be no assurance that we will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the United States, SEPET™ and our bioartificial liver systems will require approval from the United States Food and Drug Administration (“FDA”) prior to clinical testing and commercialization. The process for obtaining FDA approval to both conduct the required trials and to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. For example, last year, the FDA granted us permission to commence a feasibility clinical trial for SEPET™ for 15 patients at two sites. In March 2006, the FDA allowed us to expand the number of clinical testing sites from two sites to up to four sites, and expand the patient enrollment of up to 20 patients for the SEPETTM feasibility clinical trial. Based on our estimates of the time it would take to obtain all required approvals at the three medical centers at which the Phase I feasibility clinical trial is being conducted, and based on the estimated time it would take to enroll patients in the trial, we had hoped to finish the study by the end of the current year. However, obtaining all medical center approvals took longer than anticipated, and patient accrual into this study has been slower than anticipated. Accordingly, while we still expect to complete the SEPETTM feasibility clinical trial in the near future, we no longer are certain that the study will be concluded by the end of the year. Assuming that the feasibility clinical trial is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of these additional clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our HepatAssist-2TM bioartificial liver system, and these requirements may be more costly or time-consuming than we currently anticipate.

Each of our products in development is novel both in terms of its composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our products. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our products, would have a material adverse effect on our business, operating results and financial condition. The health regulatory authorities of certain countries, including those of Japan, France and the United Kingdom, have previously objected, and other countries’ regulatory authorities could potentially object to the marketing of any therapy that uses pig liver cells (which our HepatAssist-2TM bioartificial liver system is designed to utilize) due to safety concerns that pig cells may transmit viruses or diseases to humans. If the health regulatory agencies of other countries impose a ban on the use of therapies that incorporate pig cells, such as our HepatAssist-2TM bioartificial liver system, we would be prevented from marketing our products in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan, France, the United Kingdom or other countries, the potential market for our products will be reduced.

Because our products are at an early stage of development and have never been marketed, we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of SEPET™ or our HepatAssist-2TM bioartificial liver system. While the time periods for testing our products and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™ and three to four years for HepatAssist-2™. We have not independently confirmed any of the third-party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. Before we can begin clinical testing of our bioartificial liver system, we will need to amend our active Phase III IND to resume clinical testing of our HepatAssist-2™ bioartificial liver system, which application will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. Because of the early stage of development of each of our products, we do not know if we will be able to generate clinical data that will support the filing of the FDA applications for these products or the FDA’s approval of any product marketing approval application or IND that we do file.

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

We are currently considering requesting FDA approval to commence a Phase III clinical trial of the HepatAssist-2™ system. Such a request will require that we supplement and/or amend the existing Phase III IND that was approved by the FDA for the original HepatAssist system on which the HepatAssist-2™ is based. The preparation of a modified or supplemented Phase III IND will be expensive and difficult to prepare. Although the cost of completing the Phase III clinical trial in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical trial is authorized by the FDA, we currently estimate that the cost of conducting that study would be between $15 million and $20 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III IND. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III IND that we submit for HepatAssist-2™, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

Our cell based liver support system utilizes a biological component obtained from pigs that could prevent or restrict the release and use of those products.

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

Based on our current proposed plans and assumptions, we anticipate that our existing funds will be sufficient to fund our operations and capital requirements for at least the 12-month period following the date of this Quarterly Report. However, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing SEPET™ will be approximately $5 million to $10 million, and the clinical cost of developing HepatAssist-2™ will be between $15 million and $20 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will be required to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

Our business model calls for the outsourcing of the clinical development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. We have not yet entered into any strategic alliances or other licensing or contract manufacturing arrangements (except for the contractual manufacturing of LIVERAID™ modules by Spectrum Laboratories which we have indefinitely placed on hold) and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or the manufacture or marketing of our products. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET™ and/or our HepatAssist-2TM bioartificial liver system. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our products. In addition, we may need to utilize contract manufacturers to manufacture our products or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis.

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

We have an exclusive manufacturing arrangement with Spectrum Laboratories for our fiber-within-fiber LIVERAID™ cartridges, the development of which we have placed on indefinite hold. Although we have no agreement with Spectrum Laboratories for the manufacture of the SEPET™ cartridges, Spectrum Laboratories has also been providing us with cartridges for prototypes of SEPET™ and has expressed an interest in manufacturing the HepatAssist-2™ cartridge. Although Spectrum Laboratories has agreed to transfer all of the know-how related to these products to any other manufacturer of our products if Spectrum Laboratories is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer if we are unable to effectively transfer the Spectrum Laboratories know-how to another manufacturer. We have no control over Spectrum Laboratories or its suppliers, and if Spectrum Laboratories is unable to produce SEPETTM cartridges on a timely basis, our business may be adversely affected.

We currently do not have a manufacturing arrangement for the cartridges used in the HepatAssist-2™ system. While we believe there are several potential contract manufacturers who can produce these cartridges, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all.

Because we are dependent on Medtronic, Inc. for the perfusion platform used in our HepatAssist-2TM bioartificial liver system, any failure or delay by Medtronic to make the perfusion platform commercially available will negatively affect our future operations.

We currently expect that a perfusion system known as the PERFORMER will become the platform for our HepatAssist-2™ system. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our HepatAssist-2TM bioartificial liver system. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. We currently do not have an agreement to purchase the PERFORMER from Medtronic or any other source. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of PERFORMERS needed to ensure that HepatAssist-2TM is commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such a system would cease until an alternate platform is developed or found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufacturers who can develop and manufacture perfusion platforms meeting the HepatAssist-2™ functional and operational characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own seven U.S. and three foreign patents on our liver support products, have one patent application pending, and are the licensee of seven additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and have not independently verified the validity or any other aspects of the patents or patent applications covering our products with our own patent counsel.

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

We are highly dependent on Jacek Rozga, MD, PhD, our Chief Scientific Officer. To a lesser extent, we also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors, all of whom have extensive backgrounds in medicine. However, each of these individuals, except Dr. Rozga, works for us as an unpaid advisor only on a part-time, very limited basis. We are also dependent upon the voluntary advisory services of Achilles A. Demetriou, MD, PhD, FACS, the other co-founder of Arbios and the Chairman of our Scientific Advisory Board. In addition, we are dependent on the services of our Chief Executive Officer, Walter C. Ogier, to provide investor relations contacts, establish strategic relationships, and oversee the raising of capital for the Company. We do not have a long-term employment contract with Dr. Rozga, Dr. Demetriou or Mr. Ogier, and the loss of the services of any of the foregoing persons would have a material adverse effect on our business, operations and on the development of our products. We do not carry key man life insurance on any of these individuals.

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

The development, manufacture and sale of medical products expose us to the risk of significant damages from product liability claims. We have obtained clinical trial insurance for our SEPET™ trials. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. However, there can be no assurance that we will be able to continue to secure such insurance for clinical trials for either of our two current products under development. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance). We do not know if it will be available to us at acceptable costs. We may encounter difficulty in obtaining clinical trial or commercial product liability insurance for our bioartificial liver device that we develop since this therapy includes the use of pig liver cells and we are not aware of any therapy using these cells that has sought or obtained such insurance. If the cost of insurance is too high or insurance is unavailable to us, we will have to self-insure. A successful claim in excess of product liability coverage could have a material adverse effect on our business, financial condition and results of operations. The costs for many forms of liability insurance have risen substantially during the past year, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance.

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

In December 2004, the Financial Accounting Standards Board published new rules that will require companies to record all stock-based employee compensation as an expense. Small business issuers such as this Company have to apply the new rules in their first reporting period beginning after December 15, 2005. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans to reward and incentivize our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.

If we make any further acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

Following our acquisition of the HepatAssist® system from Circe Biomedical, Inc., we might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating HepatAssist® or any other acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, or incur employee dissatisfaction in connection with future acquisitions.

If we are unable to comply with the terms of registration rights agreements to which we are a party, we may be obligated to pay liquidated damages to some of our stockholders and recharacterize outstanding warrants as debt.

We are a party to registration rights agreements with some of our stockholders.  The registration rights agreements provide, among other things, that we register shares of our common stock held by those stockholders within a specified period of time and that we keep the registration statement associated with those shares continuously effective.  If we are unable to comply with these provisions of the registration rights agreements, we may be obligated to pay those stockholders liquidated damages. Because of the potential operation of these provisions of our registration rights agreements, we have recharacterized some of our outstanding warrants from equity to debt, and this is reflected in our financial statements. These penalty provisions may also force us to recharacterize some of our other outstanding warrants from equity to debt. If we have to make this recharacterization, our liabilities would increase and our financial statements would be negatively impacted.

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

Potential issuance of additional common and preferred stock could dilute existing stockholders

We are authorized to issue up to 60,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

o	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

o	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

o	delaying, deferring or preventing a change in control of our company; and

o	discouraging bids for our common stock.

Additionally, some of our outstanding warrants to purchase common stock have anti-dilution protection. This means that if we issue securities for a price less than the price at which the warrants are exercisable for shares of common stock, the warrants will become eligible to purchase more shares of common stock at a lower price, which will dilute the ownership of our common stockholders.

Substantial number of shares of common stock may be released onto the market at any time, and the sales of such additional shares of common stock could cause stock price to fall.

As of April 17, 2006, we had outstanding 17,460,181 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004 and in February 2005, we registered a total of 7,207,810 shares of our common stock issuable upon the exercise of outstanding warrants. Of these shares, 25,000 have been issued upon the exercise of a warrant and a warrant for 75,000 of the shares has been cancelled without being registered. The remaining 7,107,810 shares underlying warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 7,107,810 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 7,107,810 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 5,972,272 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 7,107,810 registered warrant shares, or the sale of any of the 5,972,272 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors,
•	developments with respect to patents or proprietary rights,
•	announcements of technological innovations by us or our competitors,
•	announcements of new products or new contracts by us or our competitors,
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,
•	conditions and trends in the pharmaceutical and other industries,
•	new accounting standards,
•	general economic, political and market conditions and other factors, and the occurrence of any of the risks described in this Quarterly Report.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this Company continues to expand its operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the Company’s size and stage of development.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, the Company closed a private placement financing of Units, consisting of common stock and warrants, for gross proceeds of $1.35 million. Each Unit consists of one share of Arbios common stock and one warrant to purchase 0.50 of a share of Arbios common stock, comprising a total of 1,227,272 shares of Arbios common stock and warrants to purchase 613,634 shares of Arbios common stock. The offering was made to accredited investors, as defined in applicable SEC regulations. Participating in the financing were current investors, including several funds managed by LibertyView Capital Management (a division of Neuberger Berman, LLC, a Lehman Brothers company) as well as Bristol Investment Fund, Ltd. (advised by Bristol Capital Advisors, LLC), and a new, individual investor. The Company did not retain the services of an underwriter in connection with the transaction.

Under the terms of the purchase agreement, the Units were sold at a price of $1.10 per Unit, and the warrants will be exercisable for a period of five years at a price of $1.50 per share. Pursuant to the purchase agreement, each investor has a right to participate in any closing of a subsequent financing by the Company of its common stock or common stock equivalents up to an amount equal to the aggregate purchase price paid by such investor pursuant to the purchase agreement until the first anniversary of the declaration of effectiveness by the SEC of a registration statement for the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the private placement. The Company also agreed to propose at the next annual meeting of the Company’s stockholders that the number of current members of the Company’s Board of Directors be reduced to nine persons or less. The closing was subject to customary closing conditions.

Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the SEC for the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the private placement within 60 days of the March 6, 2006 closing. Failure to file the registration statement in a timely manner would have resulted in payment by the Company to each investor of liquidated damages, subject to certain limitations set forth in the registration rights agreement. Such liquidated damages are also payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement.

The sale of the Units was not registered under the Securities Act of 1933, as amended (the “Act”), and the Units were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act. The Units may not be offered or sold in the United States in the absence of an effective registration statement, or exemption from the registration requirements, under the Act.

Copies of the definitive agreements relating to the sale and issuance of the Units are filed herewith as Exhibits 4.1, 10.1 and 10.2. The summary of terms set forth above is qualified by reference to such exhibits.

ITEM 6. Exhibits

4.1	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc.

10.1	Form of Purchase Agreement, dated March 2, 2006, by and among Arbios Systems, Inc. and the Investors name therein.

10.2	Form of Registration Rights Agreement, dated March 2, 2006, by and among Arbios Systems, Inc. and the Investors named therein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC.

DATE: May 15, 2006	By:	/s/ Walter C. Ogier
Walter C. Ogier
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2006	By:	/s/ Scott Hayashi
Scott Hayashi
Chief Financial Officer (Principal Financial Officer)