Form 10QSB
period 2006-06-30
ARBIOS SYSTEMS INC
filed 2006-08-11
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603
------------------------

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

On August 11, 2006, there were 17,460,181 shares of common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$775,327	$2,379,738
Short term investments	2,977,200	$1,996,000
Prepaid expenses	118,963	195,841
Total current assets	3,871,490	4,571,579

Net property and equipment	90,010	101,629
Patent rights, net of accumulated amortization of $103,655 and $93,418, respectively	163,012	173,249
Other assets	45,786	55,773

Total assets	$4,170,298	$4,902,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$51,817	$160,649
Accrued expenses	82,848	152,362
Total current liabilities	134,665	313,011

Accrued warrant liability	407,717	-

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding
Common stock, $.001 par value; 60,000,000 shares authorized; 17,460,181 and 16,232,909
shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	17,460	16,233
Additional paid-in capital	14,296,357	13,352,217
Deficit accumulated during the development stage	(10,685,901)	(8,779,231)
Total stockholders' equity	3,627,916	4,589,219

Total liabilities and stockholders' equity	$4,170,298	$4,902,230

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception to
	2006	2005	2006	2005	June 30, 2006

Revenues	$-	$-	$-	$-	$320,966

Operating expenses:
General and administrative	712,350	465,583	1,456,414	1,340,047	6,463,329
Research and development	445,363	360,700	811,553	619,195	4,802,115
Total operating expenses	1,157,713	826,283	2,267,967	1,959,242	11,265,444

Loss before other income (expense)	(1,157,713)	(826,283)	(2,267,967)	(1,959,242)	(10,944,478)

Other income (expense):
Change in fair value of warrant liability	273,124		273,124		273,124
Interest income	47,387	28,858	88,173	39,417	229,591
Interest expense	-	(43)	-	(129)	(244,138)
Total other income (expense)	320,511	28,815	361,297	39,288	258,577

Net loss	$(837,202)	$(797,468)	$(1,906,670)	$(1,919,954)	$(10,685,901)

Net loss per share:
Basic and diluted	$(0.05)	$(0.05)	$(0.11)	$(0.12)

Weighted-average shares:
Basic and diluted	17,460,181	16,232,909	17,026,228	16,040,865

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 30,		Inception to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,906,670)	$(1,919,954)	$(10,685,901)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	25,304	29,388	225,081
Change in fair value of warrant liability	(273,124)		(273,124)
Patent rights impairment			91,694
Interest earned on discounted short term investments	(2,568)	(20,348)	(11,220)
Issuance of common stock, options & warrants for compensation	366,139	474,231	1,979,270
Settlement of accrued expense			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	76,878	17,186	(118,965)
Other assets	9,987	(3,275)	(45,786)
Accounts payable and accrued expenses	(178,346)	(18,832)	41,163
Other liabilities		64,656	64,695
Contract obligation		(250,000)	-
Net cash used in operating activities	(1,882,400)	(1,626,948)	(8,114,344)

Cash flows from investing activities:
Additions of property and equipment	(3,447)	(7,715)	(144,796)
Purchase of short term investments	(8,920,633)	(4,997,303)	(17,898,347)
Maturities of short term investments	7,942,000		14,932,366
Net cash used in investing activities	(982,080)	(5,005,018)	(3,110,777)

Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option/warrant exercise		62,500	65,200
Net proceeds from issuance of common stock and warrants	1,260,069	6,227,594	11,318,331
Net proceeds from issuance of preferred stock			238,732
Payments on capital lease obligation, net		(4,565)	(21,815)
Net cash provided by financing activities	1,260,069	6,285,529	12,000,448
Net (decrease) increase in cash	(1,604,411)	(346,437)	775,327

Cash at beginning of period	2,379,738	1,501,905

Cash at end of period	$775,327	$1,155,468	$775,327

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees			$47,500
Accrued warrant liability	$407,717

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Financial Statements (Unaudited)
Six Months Ended June 30, 2006

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

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. consummated a reverse merger, in which Arbios Technologies, Inc. became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its named to Arbios Systems, Inc. and is herein referred to as ”Arbios Systems”. The stockholders of Arbios Technologies, Inc. transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of Arbios Technologies, Inc. in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of Arbios Technologies, Inc. The former owners of Arbios Technologies, Inc. controlled the combined entity after the merger, and the combination was accounted for as a purchase by Arbios Technologies, Inc. as the acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards No. 141 using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Pro forma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the condensed statements of the Company from the date of acquisition.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the period presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

(2) Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We are currently evaluating the impact of adopting FIN 48 on our financial statements. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

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

(4) Stock-Based Compensation:

In 2001, Arbios Systems, Inc. adopted the 2001 Stock Option Plan (the “2001 Plan”) for the purpose of granting incentive stock options and/or non-statutory stock options to employees, consultants, directors and others. Under the 2001 Plan, the Company is authorized to grant options to purchase up to 1,000,000 shares. The 2001 Plan is administered by the Board of Directors of the Company or by a committee of the Board. However, in connection with the reorganization transaction between Arbios Systems and Arbios Technologies, Inc. in October 2003, Arbios Systems assumed all of the 314,000 outstanding options granted by Arbios Technologies, Inc. under its existing stock option plan and the options previously issued under the Arbios Technologies, Inc. plan were cancelled. None of the terms of the assumed options were changed. The options assumed under the Company Plan are identical to the options that were previously granted under the Arbios Technologies, Inc. Plan.

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

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(797,468)	$(1,919,954)

Compensation recognized under:
APB 25	4,375	4,375
SFAS 123	(273,112)	(503,773)
Pro forma net loss	$(1,066,205)	$(2,419,352)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.12)
Pro forma	$(0.07)	$(0.15)

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

As of June 30, 2006, there was $482,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.1 years. The total measurement fair value of shares vested and unvested during the six months ended June 30, 2006 was $366,000, of which $330,000 is attributed to employee options.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

	Six Months Ended June 30 ,
	2006	2005
Weighted average of fair value at date of grant for options granted during the period	$1.15	$1.44

Risk-free interest rates	4.35% - 5.07%	3.71% - 4.17%
Expected option life in years	7	5-7
Expected stock price volatility	.71 - .72	.81 - .83
Expected dividend yield	-	-

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,887,000	$1.93
Granted	210,000	1.65
Exercised
Canceled or expired
Outstanding at June 30, 2006	2,097,000	$1.90	4.56	$40,500
Exercisable at June 30, 2006	1,482,000	$1.93	4.52	$40,500

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2006.

	Shares	Weighted Average Fair Value
Non vested at December 31, 2005	668,000	$1.89
Granted	210,000	1.65
Vested	(263,000)	1.88
Non vested at June 30, 2006	615,000	$1.81

(5) Accrued Warrant Liability

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

On March 6, 2006, the Company completed a $1,350,000 private equity financing to a group of institutional investors and an accredited investor. In the offering, the Company sold 1,227,272 shares of its common stock at a price of $1.10 per share to the investors and issued to them warrants to purchase an additional 613,634 shares of its common stock at an exercise price of $1.50 per share. The Company also entered into a Registration Rights Agreement with the investors in the March 2006 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. As of the date the warrants were issued and as of June 30, 2006, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity.

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

The registration rights agreement associated with the January 2005 private placement mentioned provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period for a maximum of eight 30 day periods, capped at 12%, if the Company failed to register such shares, or fails to warrant shares or maintain the effectiveness of such registration. As of the date the warrants were issued and for each subsequent reporting period through December 31, 2005, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. However, as of March 31, 2006, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the fair value of the warrants thereby making the settlement alternative uneconomic, and the warrants were reclassified from equity to accrued warrant liability, based on the fair value of the warrants on March 31, 2006. The warrants were valued using the Black Scholes option-pricing model utilizing the same assumptions used to value the Company’s common stock options outstanding. As of June 30, 2006, the potential liquidated damages continues to exceed a reasonable discount between the fair value of the registered and unregistered shares, thereby making net share settlement an uneconomic alternative. Due to a decline in the market value of the Company’s common stock, the accrued warrant liability has been reduced by $273,124 based on the change in the fair value of the warrant liability.

(6) Contract Commitment

None.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ''Securities Act''), and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

To date, we have been principally engaged in research and development of our products, management of clinical trials, raising capital, and recruitment of additional scientific and management personnel and advisors. We have not marketed or sold any products and have not generated any revenues from commercial activities; however, from inception we have recorded revenues of approximately $321,000 of Small Business Innovation Research (SBIR) grants that have been awarded by the United States Small Business Administration.

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for the SEPET™ liver assist device, and the preparation and submission of applications to the FDA. We submitted an investigational device exemption, or IDE, application for SEPET™ in March 2005 and commenced clinical studies for SEPET™ in the third quarter of 2005. We also intend to reactivate work on the HepatAssistTM cell-based liver support system by modifying the FDA-reviewed Phase III IND protocol. Because the anticipated cost of conducting clinical studies for the HepatAssist™ cell-based liver support system exceeds our current financial resources, we will not, however, be able to commence clinical studies for the HepatAssist™ cell-based liver support system until we raise additional capital. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies and the timing and cost of regulatory submissions. However, based on our current estimates, we believe that we have sufficient financial resources to conduct our planned operations for at least the next 12-month period following the date of this Quarterly Report. We will, however, have to obtain significant additional funds during that period. We do not expect to make any significant purchases or sales of plant or equipment during the next twelve months, nor do we expect to hire a significant number of employees during that period unless additional funds are raised.

Our research offices and laboratories are located at Cedars-Sinai Medical Center, Los Angeles, California. In April 2005, we leased an additional 1,680 square foot facility in Woodstock, Connecticut to be used for swine housing and tissue procurement. We maintain our administrative offices in Los Angeles, California and Waltham, Massachusetts.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets and their useful lives, including finite lived intangible costs, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited condensed financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed financial statements:

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

Stock-Based Compensation

Commencing January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

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

General and administrative expenses of $712,000 and $466,000 were incurred for the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses of $1,456,000 and $1,340,000 were incurred for the six months ended June 30, 2006 and 2005, respectively. General and administrative expenses for the three months ended June 30, 2006 increased by $246,000 over the prior year level. The increase is primarily attributed to a $133,000 increase in non-cash option and warrant charges, and increases in payroll expenses and various administrative expenses, including investor relations, board of director fees, employee travel, patent costs, consultant expenses, rent, insurance and other administrative costs. General and administrative expenses for the six months ended June 30, 2006 increased by $116,000 over the prior year level. The increase is primarily attributed to increases in payroll costs, board of director fees, travel costs, investor relations fees, insurance and other administrative expense increases offset, in part, by a decline in non-cash option and warrant charges. The increases in payroll costs and other administrative expenses are a result of the increasing number of employees that were employed.

Research and development expenses of $445,000 and $361,000 were incurred for the three months ended June 30, 2006 and 2005, respectively. Research and development expenses of $812,000 and $619,000 were incurred for the six months ended June 30, 2006 and 2005, respectively. The research and development expenses for the three months ended June 30, 2006 increased by $84,000 over the comparable prior year’s levels primarily as a result of increased payroll costs, costs related to the SEPET™ clinical trial costs, and consultant fees. These costs are offset in part by a decline in non-recurring employee loan-out costs of $70,000 from Cedars-Sinai Medical Center. The staffing increases include hiring a Vice President of Operations and increased staff which replaced employee loan-out costs from Cedars-Sinai Medical Center. Consulting costs include outside services for manufacturing, regulatory, and clinical trial coordinators.

The change in fair value of warrant liability of $273,000 reflects the decline in the warrant liability based upon the Black Scholes valuation model. The decline is primarily due to a decline in the value of the Company’s common stock.

Interest income of $47,000 and $29,000 was earned for the three months ended June 30, 2006 and 2005, respectively. Interest income of $88,000 and $39,000 was earned for the six months ended June 30, 2006 and 2005, respectively. The increase in interest income primarily reflects increase in short term interest rates over prior year levels and the investment of available funds in short term investments.

Our net loss was $837,000 and $797,000 for the three months ended June 30, 2006 and 2005, respectively. Our net loss was $1,907,000 and $1,920,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease in net loss for the three and six month periods ended June 30, 2006 compared to the comparable period in 2005 is attributable to increases in both general and administrative expenses and research and development expenses, offset by the non-cash change in fair value of warrant liability and the increase in interest income.

Liquidity and Capital Resources

As of June 30, 2006, we had cash of $775,000, short term investments of $2,977,000 and $135,000 of total liabilities. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR government grants.

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

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2006	2007	2008 and thereafter

Long-Term Leases	$257,000	$148,000	$109,000	$ -

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the United States, SEPET™ and our bioartificial liver systems will require approval from the United States Food and Drug Administration (“FDA”) prior to clinical testing and commercialization. The process for obtaining FDA approval to both conduct the required trials and to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. For example, last year, the FDA granted us permission to commence a feasibility clinical trial for the SEPET™ liver assist device for 15 patients at two sites. In March 2006, the FDA allowed us to expand the number of clinical testing sites from two sites to up to four sites, and expand the patient enrollment of up to 20 patients for the SEPETTM feasibility clinical trial. Based on our estimates of the time it would take to obtain all required approvals at the three medical centers at which the Phase I feasibility clinical trial is being conducted, and based on the estimated time it would take to enroll patients in the trial, we had hoped to finish the study by the end of the current year. However, obtaining all medical center approvals took longer than anticipated, and patient accrual into this study has been slower than anticipated. Accordingly, while we still expect to complete the SEPETTM feasibility clinical trial in the near future, we no longer are certain that the study will be concluded by the end of the year. Assuming that the feasibility clinical trial is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of these additional clinical trials that the FDA will require in connection with its review and approval of either the SEPET™ liver assist device or our HepatAssistTM cell-based liver support system, and these requirements may be more costly or time-consuming than we currently anticipate.

Each of our products in development is novel both in terms of its composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our products. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our products, would have a material adverse effect on our business, operating results and financial condition. The health regulatory authorities of certain countries, including those of Japan, France and the United Kingdom, have previously objected, and other countries’ regulatory authorities could potentially object to the marketing of any therapy that uses pig liver cells (which our HepatAssistTM cell-based liver support system is designed to utilize) due to safety concerns that pig cells may transmit viruses or diseases to humans. If the health regulatory agencies of other countries impose a ban on the use of therapies that incorporate pig cells, such as our HepatAssistTM cell-based liver support system, we would be prevented from marketing our products in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan, France, the United Kingdom or other countries, the potential market for our products will be reduced.

Because our products are at an early stage of development and have never been marketed, we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of the SEPET™ liver assist device or our HepatAssistTM cell-based liver support system. While the time periods for testing our products and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for the SEPET™ liver assist device and three to four years for the HepatAssist™ cell-based liver support system. We have not independently confirmed any of the third-party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. Before we can begin clinical testing of our HepatAssist™ cell-based liver support system, we will need to amend our active Phase III IND to resume clinical testing, which application will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. Because of the early stage of development of each of our products, we do not know if we will be able to generate clinical data that will support the filing of the FDA applications for these products or the FDA’s approval of any product marketing approval application or IND that we do file.

The cost of conducting pivotal clinical studies for the SEPET™ liver assist device and HepatAssist™ cell-based liver support system exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

If the feasibility clinical trial for the SEPETTM liver assist device is successful, we may still have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of additional clinical trials that the FDA may require in connection with its review and approval of the SEPET™ liver assist device. Based on our internal projections of our operating costs and the costs normally associated with pivotal trials, we do not believe that we currently have sufficient funds to conduct any such pivotal trial(s) nor have we identified any sources for obtaining the required funds.

We are currently considering requesting FDA approval to commence a Phase III clinical trial of the HepatAssist™ cell-based liver support system. Such a request will require that we supplement and/or amend the existing Phase III IND that was approved by the FDA for the original HepatAssist system. The preparation of a modified or supplemented Phase III IND will be expensive and difficult to prepare. Although the cost of completing the Phase III clinical trial in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical trial is authorized by the FDA, we currently estimate that the cost of conducting that study would approximately be between $10 million and $15 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III IND. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III IND that we submit for HepatAssist™ cell-based liver support system, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

Our cell based liver support system utilizes a biological component obtained from pigs that could prevent or restrict the release and use of those products.

Use of liver cells harvested from pig livers carries a risk of transmitting viruses harmless to pigs but potentially deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus (“PERV”), but its ability to infect people is unknown. Repeated testing, including a 1999 study of 160 xenotransplantion (transplantation from animals to humans) patients and the Phase II/III testing of the HepatAssistTM cell-based liver support system by Circe Biomedical, Inc., has produced no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our HepatAssistTM cell-based liver support system or subsequently banning any further use of our product should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

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

Based on our current proposed plans and assumptions, we anticipate that our existing funds will be sufficient to fund our operations and capital requirements for at least the 12-month period following the date of this Quarterly Report. However, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing the SEPET™ liver assist device will be approximately $5 million to $10 million, and the clinical cost of developing the HepatAssist™ cell-based liver support system will be between $10 million and $15 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will be required to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

Our business model calls for the outsourcing of the clinical development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. We have not yet entered into any strategic alliances or other licensing or contract manufacturing arrangements (except for the contractual manufacturing of LIVERAID™ modules by Spectrum Laboratories which we have indefinitely placed on hold) and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or the manufacture or marketing of our products. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for the SEPET™ liver assist device and/or our HepatAssistTM cell-based liver support system. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our products. In addition, we may need to utilize contract manufacturers to manufacture our products or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis.

To the extent that we rely on other companies or institutions to manage the conduct of our clinical trials and to manufacture or market our products, we will be dependent on the timeliness and effectiveness of their efforts. If the clinical research management organization that we utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by them does not fully satisfy the rigorous requirement of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If the manufacturers of the raw material and finished product for our clinical trials are unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our products may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. Should our manufacturing or marketing company encounter regulatory problems with the FDA, FDA approval of our products could be delayed or the marketing of our products could be suspended or otherwise adversely affected.

Because we are currently dependent on Spectrum Laboratories, Inc. as the manufacturer of our SEPET™ cartridges, any failure or delay by Spectrum Laboratories to manufacture the cartridges will negatively affect our future operations.

We have an exclusive manufacturing arrangement with Spectrum Laboratories for our fiber-within-fiber LIVERAID™ cartridges, the development of which we have placed on indefinite hold. Although we have no agreement with Spectrum Laboratories for the manufacture of the SEPET™ cartridges, Spectrum Laboratories has also been providing us with cartridges for prototypes of the SEPET™ liver assist device and has expressed an interest in manufacturing the HepatAssist™ cartridge. Although Spectrum Laboratories has agreed to transfer all of the know-how related to these products to any other manufacturer of our products if Spectrum Laboratories is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer if we are unable to effectively transfer the Spectrum Laboratories know-how to another manufacturer. We have no control over Spectrum Laboratories or its suppliers, and if Spectrum Laboratories is unable to produce SEPETTM cartridges on a timely basis, our business may be adversely affected.

We currently do not have a manufacturing arrangement for the cartridges used in the HepatAssist™ cell-based liver support system. While we believe there are several potential contract manufacturers who can produce these cartridges, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all.

Because we are dependent on Medtronic, Inc. for the perfusion platform used in our HepatAssist™ cell-based liver support system, any failure or delay by Medtronic to make the perfusion platform commercially available will negatively affect our future operations.

We currently expect that a perfusion system known as the PERFORMER will become the platform for our HepatAssist™ cell-based liver support system. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our HepatAssistTM cell-based liver support system. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. We currently do not have an agreement to purchase the PERFORMER from Medtronic or any other source. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of PERFORMERS needed to ensure that the HepatAssistTM cell-based liver support system is commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such a system would cease until an alternate platform is developed or found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufacturers who can develop and manufacture perfusion platforms meeting the HepatAssist™ cell-based liver support system functional and operational characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own seven U.S. and four foreign patents on our liver support products, have one patent application pending, and are the licensee of four additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and have not independently verified the validity or any other aspects of the patents or patent applications covering our products with our own patent counsel.

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

We are highly dependent on Jacek Rozga, MD, PhD, our Chief Scientific Officer. To a lesser extent, we also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors, all of whom have extensive backgrounds in the biomedical industry. However, each of these individuals, except Dr. Rozga, works for us only on a part-time, very limited basis. In addition, we are dependent on the services of our Chief Executive Officer, Walter C. Ogier, to provide investor relations contacts, establish strategic relationships, and oversee the raising of capital for the Company. We do not have a long-term employment contract with Dr. Rozga or Mr. Ogier, and the loss of the services of any of the foregoing persons would have a material adverse effect on our business, operations and on the development of our products. We do not carry key man life insurance on any of these individuals.

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

Following our acquisition of the HepatAssistTM cell-based liver support system from Circe Biomedical, Inc., we might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating the HepatAssistTM cell-based liver support system or any other acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, or incur employee dissatisfaction in connection with future acquisitions.

If we are unable to comply with the terms of registration rights agreements to which we are a party, we may be obligated to pay liquidated damages to some of our stockholders and recharacterize outstanding warrants as debt.

We are a party to registration rights agreements with some of our stockholders.  The registration rights agreements provide, among other things, that we register shares of our common stock held by those stockholders within a specified period of time and that we keep the registration statement associated with those shares continuously effective.  If we are unable to comply with these provisions of the registration rights agreements, we may be obligated to pay those stockholders liquidated damages. Because of the potential operation of these provisions of our registration rights agreements, we have re-characterized some of our outstanding warrants from equity to debt, and this is reflected in our financial statements. These penalty provisions may also force us to re-characterize some of our other outstanding warrants from equity to debt. If we have to make this re-characterization, our liabilities would increase and our financial statements would be negatively impacted.

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

As of August 11, 2006, we had outstanding 17,460,181 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004 and in February 2005, we registered a total of 7,207,810 shares of our common stock issuable upon the exercise of outstanding warrants. Of these shares, 25,000 have been issued upon the exercise of a warrant and a warrant for 75,000 of the shares has been cancelled without being registered. The remaining 7,107,810 shares underlying warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 7,107,810 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 7,107,810 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 5,972,272 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 7,107,810 registered warrant shares, or the sale of any of the 5,972,272 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this Company continues to expand its operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the Company’s size and stage of development.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on July 31, 2006. The following matters were voted upon at the Meeting: (i) the election of directors of the Company to serve until the 2007 Annual Meeting of Stockholders, and (ii) the ratification of the appointment of Stonefield Josephson, Inc. as independent public accountants for the fiscal year ending December 31, 2006.

(i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

Name	Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

Walter C. Ogier	11,617,463	101,000	-
Dennis Kogod	11,617,463	101,000	-
Thomas. C. Seoh	11,617,463	101,000	-
Jack E. Stover	11,617,463	101,000	-
Thomas M. Tully	11,617,463	101,000	-
John M. Vierling, M.D.	11,617,463	101,000	-

(ii) The number of votes cast for, against and abstaining from the ratification of the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2006, were as follows:

Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

11,617,463	101,000	-

Following the distribution of the Company's Proxy Statement on Form 14A for the 2006 Annual Meeting, Dr. Demetriou, a nominee for election on the Board of Directors of the Company, informed the Company that, for personal reasons, he was removing himself from the nomination and election process and would be unable to join the Board of Directors for the upcoming year.

ITEM 5. Other Information

None

ITEM 6. Exhibits

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

ARBIOS SYSTEMS, INC.

DATE: August 11, 2006	By: /s/ Walter C. Ogier

Walter C. Ogier Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2006	By: /s/ Scott Hayashi

Scott Hayashi Chief Financial Officer (Principal Financial Officer)