Form 10QSB
period 2006-09-30
ARBIOS SYSTEMS INC
filed 2006-11-14
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 2, 2006, there were 17,460,181 shares of common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB

PAGE NO
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)	3

Condensed Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 and from inception to September 30, 2006 (unaudited)	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and from inception to September 30, 2006 (unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	26

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$934,435	$2,379,738
Short term investments	1,993,000	$1,996,000
Prepaid expenses	115,993	195,841
Total current assets	3,043,428	4,571,579

Net property and equipment	82,476	101,629
Patent rights, net of accumulated amortization of $108,774 and $93,418, respectively	157,893	173,249
Other assets	47,826	55,773

Total assets	$3,331,623	$4,902,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$140,064	$160,649
Accrued expenses	110,186	152,362
Total current liabilities	250,250	313,011

Accrued warrant liability	524,172	-

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding
Common stock, $.001 par value; 60,000,000 shares authorized; 17,460,181 and 16,232,909
shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	17,460	16,233
Additional paid-in capital	14,307,052	13,352,217
Deficit accumulated during the development stage	(11,767,311)	(8,779,231)
Total stockholders' equity	2,557,201	4,589,219

Total liabilities and stockholders' equity	$3,331,623	$4,902,230

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception to
	2006	2005	2006	2005	September 30, 2006

Revenues	$-	$-	$-	$-	$320,966

Operating expenses:
General and administrative	753,604	470,505	2,210,018	1,810,552	7,216,933
Research and development	469,316	386,517	1,280,869	1,005,712	5,271,431
Total operating expenses	1,222,920	857,022	3,490,887	2,816,264	12,488,364

Loss before other income (expense)	(1,222,920)	(857,022)	(3,490,887)	(2,816,264)	(12,167,398)

Other income (expense):
Change in fair value of warrant liability	102,546		375,670		375,670
Interest income	38,964	44,934	127,137	84,351	268,555
Interest expense	-	(5)	-	(134)	(244,138)
Total other income (expense)	141,510	44,929	502,807	84,217	400,087

Net loss	$(1,081,410)	$(812,093)	$(2,988,080)	$(2,732,047)	$(11,767,311)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.17)	$(0.17)

Weighted-average shares:
Basic and diluted	17,460,181	16,232,909	17,172,469	16,105,583

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Inception to
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(2,988,080)	$(2,732,047)	$(11,767,311)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount			244,795
Depreciation and amortization	37,957	44,082	237,734
Change in fair value of warrant liability	(375,670)		(375,670)
Patent rights impairment			91,694
Interest earned on discounted short term investments	(86)	(37,500)	(8,738)
Issuance of common stock, options & warrants for compensation	595,114	483,159	2,208,245
Settlement of accrued expense			54,401
Deferred compensation costs			319,553
Changes in operating assets and liabilities:
Prepaid expenses	79,848	16,938	(115,995)
Other assets	7,947	(4,616)	(47,826)
Accounts payable and accrued expenses	(56,960)	(13,580)	162,549
Other liabilities		70,737	64,695
Contract obligation		(250,000)	-
Net cash used in operating activities	(2,699,930)	(2,422,827)	(8,931,874)

Cash flows from investing activities:
Additions of property and equipment	(3,447)	(7,715)	(144,796)
Purchase of short term investments	(10,904,894)	(3,995,518)	(19,882,608)
Maturities of short term investments	10,907,980		17,898,346
Net cash used in investing activities	(361)	(4,003,233)	(2,129,058)

Cash flows from financing activities:
Proceeds from issuance of convertible debt			400,000
Proceeds from common stock option/warrant exercise		62,500	65,200
Net proceeds from issuance of common stock and warrants	1,254,988	6,227,594	11,313,250
Net proceeds from issuance of preferred stock			238,732
Payments on capital lease obligation, net		(5,341)	(21,815)
Net cash provided by financing activities	1,254,988	6,284,753	11,995,367
Net (decrease) increase in cash	(1,445,303)	(141,307)	934,435

Cash at beginning of period	2,379,738	1,501,905

Cash at end of period	$934,435	$1,360,598	$934,435

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees		$47,500	$47,500
Accrued warrant liability	$524,172

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Nine Months Ended September 30, 2006

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

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the period presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year. As of the date of the filing of the Company's Form 10-QSB for the quarter ended September 30, 2006, which includes these Condensed Financial Statements and Notes, the Company estimates that it has cash to operate through the second quarter of calendar year 2007; and therefore will need to obtain significant additional funds during the first half of 2007. The accompanying Condensed Financial Statements and Notes are prepared assuming the Company will continue as an operating entity.

(2) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We believe that SAB 108 will not have a material impact on our financial statements.

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

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(812,093)	$(2,732,047)

Compensation recognized under:
APB 25		4,375
SFAS 123	(193,723)	(697,496)
Pro forma net loss	$(1,005,816)	$(3,425,168)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.17)
Pro forma	$(0.06)	$(0.21)

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

As of September 30, 2006, there was $435,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.33 years. The total fair value of shares vested and unvested during the nine months ended September 30, 2006 was $497,000, of which $457,000 is attributed to employee options.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees. The fair value of options and warrants at the date of grant and the assumptions utilized are indicated in the following table:

	Nine Months Ended September 30 ,
	2006	2005
Weighted average of fair value at date of grant for options granted during the period	$0.92	$1.44

Risk-free interest rates	4.35% - 5.04%	3.77% - 4.45%
Expected option life in years	7	5-7
Expected stock price volatility	.72 - .76	.76 - .83
Expected dividend yield	-	-

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,887,000	$1.93
Granted	375,000	1.30
Exercised	-
Canceled or expired	-
Outstanding at September 30, 2006	2,262,000	$1.82	4.49	$32,400
Exercisable at September 30, 2006	1,548,000	$1.91	4.34	$32,400

The following summarizes the activity of the Company’s non-vested stock options for the nine months ended September 30, 2006.

	Shares	Weighted Average Exercise Price
Non vested at December 31, 2005	668,000	$1.89
Granted	375,000	1.30
Vested	(329,000)	1.80
Non vested at September 30, 2006	714,000	$1.62

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

On March 6, 2006, the Company completed a $1,350,000 private equity financing to a group of institutional investors and an accredited investor. In the offering, the Company sold 1,227,272 shares of its common stock at a price of $1.10 per share to the investors and issued to them warrants to purchase an additional 613,634 shares of its common stock at an exercise price of $1.50 per share. The Company also entered into a Registration Rights Agreement with the investors in the March 2006 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. As of the date the warrants were issued and as of June 30, 2006, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. As of September 30, 2006, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the reasonable discount between registered and unregistered shares thereby making the settlement alternative uneconomic, and the warrants were reclassified from equity to accrued warrant liability in the amount of $219,000, based on the fair value of the warrants on September 30, 2006. The quarter end closing common stock price was $1.15, $0.90 and $0.75 as of March 31, June 30 and September 30, 2006, respectively. The warrants were valued using the Black Scholes option-pricing model utilizing the same assumptions used to value the Company’s common stock options outstanding (see footnote 4).

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

The registration rights agreement associated with the January 2005 private placement mentioned provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period for a maximum of eight 30 day periods, capped at 12%, if the Company failed to register such shares, or fails to warrant shares or maintain the effectiveness of such registration. As of the date the warrants were issued and for each subsequent reporting period through December 31, 2005, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. However, as of March 31, 2006, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the reasonable discount between registered and unregistered shares thereby making the settlement alternative uneconomic, and the warrants, valued at $681,000 were reclassified from equity to accrued warrant liability, based on the fair value of the warrants on March 31, 2006. The warrants were valued using the Black Scholes option-pricing model utilizing the same assumptions used to value the Company’s common stock options outstanding. As of September 30, 2006, the potential liquidated damages continues to exceed a reasonable discount between the fair value of the registered and unregistered shares, thereby making net share settlement an uneconomic alternative. Due to a decline in the market value of the Company’s common stock, the accrued warrant liability has been reduced by $376,000 based on the change in the fair value of the warrant liability.

(6) Warrant Extension

On September 28, 2006 the Company amended outstanding warrants to purchase an aggregate of 1,300,000 shares of common stock of the Company at exercise prices ranging from $1.00 to $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions and were scheduled to expire on either September 30, 2006 or October 23, 2006.  The amendment extends the expiration date of the Warrants until February 15, 2007. The extension of the warrants was calculated using a Black Scholes valuation and resulted in a charge of $103,000 which was booked to our income statement during the third quarter of FY 2006.

(7) Subsequent Event

On October 29, 2006 the Company amended outstanding warrants to purchase an aggregate of 4,400,000 shares of common stock of the Company, each of which has an exercise price of $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions.  4,000,000 of the Warrants were scheduled to expire on October 29, 2006 and 400,000 of the Warrants are scheduled to expire on February 15, 2007.  The amendment extends the expiration date of the Warrants until October 29, 2008. The extension of the warrants was calculated using a Black Scholes valuation and is estimated to result in a charge of approximately $432,000, which will be booked to our income statement during the fourth quarter of FY 2006

In addition, the Warrants contain a call provision whereby the Company can require the holders of the Warrant to exercise them if the market trading price of the Company’s common stock trades at a level of at least $4.00 per share for 20 consecutive trading days (the “Call Provision”).   In addition to amending the expiration date of the Warrants as described in the preceding paragraph, the Company amended the Call Provision by lowering the trading price at which the Call Provision may be triggered from $4.00 per share to $3.25 per share.

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

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for the SEPET™ liver assist device, and the preparation and submission of applications to the FDA. We submitted an investigational device exemption, or IDE, application for SEPET™ in March 2005 and commenced clinical studies for SEPET™ in the third quarter of 2005. We also intend to reactivate work on the HepatAssistTM cell-based liver support system by modifying the FDA-reviewed Phase III IND protocol. Because the anticipated cost of conducting clinical studies for the HepatAssist™ cell-based liver support system exceeds our current financial resources, we will not, however, be able to commence clinical studies for the HepatAssist™ cell-based liver support system until we raise significant additional capital. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies and the timing and cost of regulatory submissions. Based on our current estimates, we believe that we may have sufficient financial resources to conduct our planned operations through the second quarter of  calendar year 2007 following the date of this Quarterly Report. We will need to obtain significant additional funds during the first half of 2007 to support our clinical trial activities and working capital needs. We do not expect to make any significant purchases or sales of plant or equipment during the next twelve months, nor do we expect to hire a significant number of employees during that period unless additional funds are raised.

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

General and administrative expenses of $754,000 and $471,000 were incurred for the three months ended September 30, 2006 and 2005, respectively. General and administrative expenses of $2,210,000 and $1,811,000 were incurred for the nine months ended September 30, 2006 and 2005, respectively. General and administrative expenses for the three months ended September 30, 2006 increased by $283,000 over the prior year level. The increase is primarily attributed to a $213,000 increase in non-cash option and warrant charges, and increases in various administrative expenses, including investor relations, insurance, employee travel and rent. General and administrative expenses for the nine months ended September 30, 2006 increased by $399,000 over the prior year level. The increase is primarily attributed to increases in investor relation fees, payroll costs, non-cash option and warrant charges, employee travel costs, insurance, rent, professional fees and board of director fees. The increases in payroll costs and other administrative expenses are a result of an increase in the number of employees.

Research and development expenses of $469,000 and $387,000 were incurred for the three months ended September 30, 2006 and 2005, respectively. Research and development expenses of $1,281,000 and $1,006,000 were incurred for the nine months ended September 30, 2006 and 2005, respectively. The research and development expenses for the three months ended September 30, 2006 increased by $82,000 over the comparable prior year’s levels primarily as a result of increased payroll costs and consultant fees. The staffing increases include hiring a Clinical Research Manager. Consulting costs include outside services for manufacturing, regulatory, and clinical trial coordinators. The research and development expenses for the nine months ended September 30, 2006 increased by $275,000 over the comparable prior year’s levels primarily as a result of increased payroll costs, costs related to the SEPET™ and HepatAssistTM programs, consultant fees and non-cash option charges. These costs are offset in part by a decline in employee loan-out costs of $141,000 from Cedars-Sinai Medical Center. The staffing increases include hiring a Vice President of Operations and increased staff which replaced the discontinued employee loan out costs from Cedars-Sinai Medical Center. Consulting costs include outside services for manufacturing, regulatory, and clinical trial coordinators.

The change in fair value of warrant liabilities of $103,000 and $376,000 for the quarter and nine months ended September 30, 2006, reflect the decline in the warrant liability based upon the Black Scholes valuation model. The decline is primarily due to a decline in the value of the Company’s common stock.

Interest income of $39,000 and $45,000 was earned for the three months ended September 30, 2006 and 2005, respectively. Interest income of $127,000 and $84,000 was earned for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest income primarily reflects increase in short term interest rates over prior year levels and the investment of available funds in short term investments.

Our net loss was $1,081,000 and $812,000 for the three months ended September 30, 2006 and 2005, respectively. Our net loss was $2,988,000 and $2,732,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in net loss for the three and nine month periods ended September 30, 2006 compared to the comparable period in 2005 is attributable to increases in general and administrative expenses, research and development expenses and the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $934,000, short term investments of $1,993,000 and $250,000 of current liabilities. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR government grants.

On March 6, 2006, we completed a $1,350,000 private equity financing to a group of institutional investors and an accredited investor. In the offering, we sold 1,227,272 shares of our common stock at a price of $1.10 per share to the investors and issued to them 5-year warrants to purchase an additional 613,634 shares of our common stock at an exercise price of $1.50 per share.

Based on our current plan of operations, we believe that our current cash balances will only be sufficient to fund our operations through the second quarter of  2007 from the date of this report and that we will need to raise additional funds during the first half of 2007.

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

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2006	2007	2008 and thereafter
Long-Term Leases	$176,000	$67,000	$109,000	$—

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the United States, SEPET™ and our bioartificial HepatAssist™ liver system will require approval from the United States Food and Drug Administration (“FDA”) prior to clinical testing and commercialization. The process for obtaining FDA approval to both conduct the required trials and to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. For example, last year, the FDA granted us permission to commence a feasibility clinical trial for the SEPET™ liver assist device for 15 patients at two sites. In March 2006, the FDA allowed us to expand the number of clinical testing sites from two sites to up to four sites, and expand the patient enrollment of up to 20 patients for the SEPETTM feasibility clinical trial. Based on our estimates of the time it would take to obtain all required approvals at the three medical centers at which the Phase I feasibility clinical trial is being conducted, and based on the estimated time it would take to enroll patients in the trial, we had hoped to finish the study by the end of the current year. However, obtaining all medical center approvals took longer than anticipated, and patient accrual into this study has been slower than anticipated. Accordingly, while we still expect to complete the SEPETTM feasibility clinical trial in the near future, we no longer are certain that the study will be concluded by the end of the year. Assuming that the feasibility clinical trial is successful, we will have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of these additional clinical trials that the FDA will require in connection with its review and approval of either the SEPET™ liver assist device or our HepatAssistTM cell-based liver support system, and these requirements may be more costly or time-consuming than we currently anticipate.

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

The cost of conducting pivotal clinical studies for the SEPETTM liver assist device and HepatAssist™ cell-based liver support system exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

If the feasibility clinical trial for the SEPETTM liver assist device is successful, we will have to obtain the FDA’s approval to conduct a pivotal trial. We have not yet established with the FDA the nature and number of additional clinical trials that the FDA may require in connection with its review and approval of the SEPET™ liver assist device. Based on our internal projections of our operating costs and the costs normally associated with pivotal trials, we do not believe that we currently have sufficient funds to conduct any such pivotal trial(s) nor have we identified any sources for obtaining the required funds.

We are currently considering requesting FDA approval to commence a Phase III clinical trial of the HepatAssist™ cell-based liver support system. Such a request will require that we supplement and/or amend the existing Phase III clinical protocol that was approved by the FDA for the original HepatAssist system. The preparation of a modified or supplemented Phase III clinical protocol will be expensive and difficult to prepare. Although the cost of completing the Phase III clinical trial in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical trial is authorized by the FDA, we currently estimate that the cost of conducting that study would approximately be between $10 million and $15 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III clinical protocol. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III clinical protocol that we submit for HepatAssist™ cell-based liver support system, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

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

We need to obtain significant additional capital to complete the development of our liver assist devices, which additional funding may dilute our existing stockholders.

Based on our current proposed plans and assumptions, the Company estimates that it has cash to operate through the second quarter of calendar year 2007, and therefore will need to obtain significant additional funds during the first half of 2007. The clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing the SEPET™ liver assist device will be approximately $5 million to $10 million, and the clinical cost of developing the HepatAssist™ cell-based liver support system will be between $10 million and $15 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will be required to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

Because we are dependent on Medtronic, Inc. for the perfusion platform used in our HepatAssistTM cell-based liver support system, any failure or delay by Medtronic to make the perfusion platform commercially available will negatively affect our future operations.

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

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own four U.S. and five foreign patents on our liver support products, have two patent applications pending, and are the licensee of twelve additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and have not independently verified the validity or any other aspects of the patents or patent applications covering our products with our own patent counsel. For example, we have recently received from the European Patent Office references to certain issued patents that may represent prior art in the field of large-pore hemofiltration. This prior art may prevent us from obtaining sufficient legal protection of our proprietary rights to our SEPET liver assist device.

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

The development of our products is dependent upon certain key persons, and the loss of one or more of these key persons would materially and adversely affect our business and prospects.

We are dependent upon our business and scientific personnel. We also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors and Scientific Advisory Board, many of whom have extensive backgrounds in the biomedical industry. We do not carry key man life insurance on any of these individuals. On November 9, 2006, our Chief Scientific Officer, Jacek Rozga, M.D., Ph.D., announced his resignation from the Company as a full-time employee. The Company has agreed to retain Dr. Rozga as a consultant and will draw upon Dr. Rozga's expertise from time-to-time as needed.

As we expand the scope of our operations by preparing FDA submissions, conducting multiple clinical trials, and potentially acquiring related technologies, we will need to obtain the services of additional senior scientific and management personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. As we retain senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

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

We cannot be certain at this time that we will have the expertise and resources to be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to do so. If we fail to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our financial statements, impair our ability to obtain financing or result in regulatory sanctions. Remediating any material weakness could require additional management attention and increased compliance costs.

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

As of October 10, 2006, we had outstanding 17,460,181 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004 and in February 2005, we registered a total of 7,207,810 shares of our common stock issuable upon the exercise of outstanding warrants. Of these shares, 25,000 have been issued upon the exercise of a warrant and a warrant for 75,000 of the shares has been cancelled without being registered. The remaining 7,107,810 shares underlying warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 7,107,810 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 7,107,810 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 5,972,272 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 7,107,810 registered warrant shares, or the sale of any of the 5,972,272 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this Company continues to expand its operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the Company’s size and stage of development.

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

ARBIOS SYSTEMS, INC.

DATE: November 14, 2006	By:	/S/ Walter C. Ogier
Walter C. Ogier
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2006	By:	/S/ Scott L. Hayashi
Scott L. Hayashi
Chief Financial Officer (Principal Financial Officer)