Form 10KSB
period 2006-12-31
ARBIOS SYSTEMS INC
filed 2007-04-17
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-32603

ARBIOS SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1955323 (I.R.S. Employer Identification No.)

1050 Winter Street, Suite 1000, Waltham, MA (Address of principal executive offices)	02451 (Zip Code)

Issuer’s Telephone Number: 781-839-7293

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 29, 2007 was approximately $7,659,000 based on the closing sales price reported by the OTC Bulletin Board on such date.

There were 17,460,181 shares of the Company’s common stock outstanding on March 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

Part I

1.	Description of Business	1
2.	Description of Property	20
3.	Legal Proceedings	21
4.	Submission of Matters to a Vote of Security Holders	21

Part II

5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	21
6.	Management’s Discussion and Analysis or Plan of Operation	22
7.	Financial Statements	38
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	39
8A.	Controls and Procedures	39
8B.	Other Information	39

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	40
10.	Executive Compensation	44
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
12.	Certain Relationships and Related Transactions	54
13.	Exhibits	54
14.	Principal Accountant Fees and Services	57

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

Restatement of Financial Statements

In January 2005 and March 2006 we closed financing transactions that included the issuance of warrants and the grant of registration rights. The Company has been accounting for the warrants in accordance with pronouncement EITF 00-19. Beginning in the quarter ended March 31, 2006 for the warrants issued in the January 2005 financing and in the quarter ended September 30, 2006 for the warrants issued in the March 2006 financing, in accordance with EITF 00-19, the Company recorded the fair value of these warrants as an accrued warrant liability and reduced additional paid-in capital by the amount of the recorded liability. In the quarters ended June 30, and September 30, 2006 changes to the accrued liability were reported in the Company’s statement of operations. However, the Company has determined that it should have included in the calculation of the fair value of the warrant the value of the anti-dilution provisions contained in the warrant agreements. The calculations of the fair value of the warrants did not include the value of the anti-dilutions provision for the filed financial statements included in our Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. Therefore, we restate our financial statements for these periods as follows: 1) for the three month period ended March 31, 2006, additional paid in capital is decreased by $271,000 with a corresponding increase in the accrued warrant liability, 2) for the three and six month periods ended June 30, 2006, other expense is increased by $63,000 with a corresponding increase in the accrued warrant liability, and 3) for the three month period ended September 30, 2006, additional paid in capital is decreased by $114,000 and other expense is increased by $49,000 with a corresponding increase in the accrued warrant liability of $163,000. For the nine month period ended September 30, 2006 additional paid-in capital is decreased by $385,000, other expense is increased by $112,000, and the accrued warrant liability is increased by $497,000.

	Three months	Three months	Six months	Three months	Nine months
	ended	ended	ended	ended	ended
	March 31, 2006	June 30, 2006	June 30, 2006	Sept. 30, 2006	Sept. 30, 2006
Net loss
As originally reported	$(1,069,468)	$(837,202)	$(1,906,670)	$(1,081,410)	$(2,988,080)
Adjustment		(63,000)	(63,000)	(49,000)	(112,000)
As adjusted	$(1,069,468)	$(900,202)	$(1,969,670)	$(1,130,410)	$(3,100,080)

Accrued warrant liability
As originally reported	$680,841		$407,717		$524,172
Adjustment	271,000		334,000		497,000
As adjusted	$951,841		$741,717		$1,021,172

Additional paid-in capital
As originally reported	$14,190,980		$14,296,357		$14,307,052
Adjustment	(271,000)		(271,000)		(385,000)
As adjusted	$13,919,980		$14,025,357		$13,922,052

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Arbios Systems, Inc., or Arbios, is a Delaware corporation based in Waltham, Massachusetts and Los Angeles, California. We seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

We are a medical device and cell-therapy company that is focusing on the development of products for the treatment of liver failure. Our lead products under development currently consist of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device and an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System that incorporate porcine pig liver cells. We currently own five issued U.S. patents and six issued foreign patents, and are the licensee of sixteen other issued U.S. patents, as well as the owner or licensee of eight patent applications and numerous related trade secrets.

In April 2005, we received permission from the United States Food and Drug Administration, or the FDA, to commence a 15 to 20 patient feasibility clinical study of our SEPET™ Liver Assist Device, targeted for the treatment of acute episodes of chronic liver disease. We have currently enrolled 15 patients and are thus in the final stages of completing the feasibility study. We are currently completing the monitoring and analysis of the data from the 15 enrolled patients. We are encouraged by the preliminary data and intend to submit it to the Food and Drug Administration in preparation for a pivotal trial for SEPETTM. We further intend to use the data, once our analysis is complete, in support of gaining the CE Mark for SEPET™ in Europe.

Our HepatAssist™ Cell-Based Liver Support System is an enhanced version of a product system which we acquired in 2003 from another company, Circe Biomedical, Inc., which had tested HepatAssist™ in an unsuccessful Phase II/III pivotal clinical trial. We currently hold a Phase III investigational new drug application, or IND, for conducting an additional pivotal clinical trial of the HepatAssist™ system. Our current plan is to focus on reintroducing this important liver assist technology into clinical development in the U.S. and in Asia to the extent that we obtain additional funding for this program from a potential corporate marketing partner. We are currently seeking such a partnership.

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

Our principal operations and executive offices are located at 1050 Winter Street, Suite 1000, Waltham, Massachusetts 02451 and our telephone number is 781-839-7293. We also maintain corporate offices at 8797 Beverly Blvd., Suite 304, Los Angeles, California 90048 and our telephone number is (310) 657-4898. We also maintain a web site at www.arbios.com. The information on our web site is not, and you should not consider such information to be, a part of this filing.

Products Overview

We currently have one product under active development; a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device. We also have an additional product which is an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System that incorporates pig liver cells, or porcine hepatocytes. We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding for this project from a potential corporate partner.

SEPET™ is a single-use disposable plastic cartridge that contains specially designed microporous tubes called hollow fibers. When a patient’s blood is pumped through these hollow fibers, substances normally metabolized by the liver and accumulated in the blood during liver failure are transported convectively across the porous fiber wall and are discarded. As a result of this blood purification, or detoxification, process, we believe that the levels of pathological blood components will move toward normal ranges, leading to amelioration of liver failure and stabilization or improved function of a patient’s liver. Our belief is based on the encouraging preliminary results of the SEPET™ feasibility clinical trial, which is being conducted at prominent liver disease treatment hospitals in the U.S. The data, which remains subject to monitoring and analysis, is preliminary and reflects numerous apparent responses of hepatic encephalopathy associated with acute-on-chronic liver failure to SEPET™ treatment as well as a favorable safety profile to date. These results, if demonstrated by the final data from this study, will need to be statistically proven in a further, randomized, controlled clinical trial and reviewed by the FDA and other regulatory agencies. SEPET™ is designed for use with commercially available kidney hemodialysis systems and/or blood plasma apheresis systems that utilize hollow-fiber cartridges for dialysis and related hemoperfusion procedures.

In April 2004, we acquired from Circe Biomedical, Inc., an unaffiliated biomedical company, the rights to a bioartificial liver, known as the HepatAssistTM Cell-Based Liver Support System. Certain technologies included in the HepatAssistTM bioartificial liver were designed and tested in pre-clinical and early clinical studies by Drs. A. A. Demetriou and J. Rozga, who later founded Arbios Systems, Inc. Our HepatAssistTM Cell-Based Liver Support System utilizes a single-use cartridge that contains pig liver cells plus columns that contain certain chemical particles referred to as sorbents. When a patient’s blood is pumped through the bioartificial liver system, substances normally metabolized by the liver and accumulated in the blood during liver failure move across the porous fiber walls into two sequential plasma compartments; one compartment is filled with pig liver cells and the other compartment incorporates columns that contain sorbents. The exposure of the viable pig liver cells to patient plasma causes toxic substances contained in the plasma to be metabolized, thereby reducing their concentration level. At the same time, substances produced by pig liver cells move in reverse across the porous wall back into the blood compartment. In addition, the sorbents lower the level of other pathological blood components, such as ammonia. As a result of these two processes (provision of whole liver functions by the pig liver cells and removal of toxins by the sorbents) we believe the levels of pathological and normal blood components will move toward normal ranges in the patient’s body. Our belief is supported by the results of tests performed during clinical trials using the HepatAssistTM system.

Our HepatAssist™ Cell-Based Liver Support System is similar to the earlier HepatAssistTM system, and we have subsequently enhanced it by employing a larger quantity of pig cells, a change which has been authorized by the U.S. FDA for use in a new pivotal clinical trial. We do not anticipate that HepatAssist™ will use the Circe-designed proprietary perfusion platform, which is a machine through which the patient’s blood is circulated, that was originally developed for the HepatAssistTM system. Instead, we have validated a perfusion platform known as the PERFORMER for use as the platform to provide bioartificial liver therapy. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed world-wide by Medtronic, Inc. The PERFORMER has been equipped with proprietary software and a specialized tubing set for use with our HepatAssist™ Cell-Based Liver Support System.

Both SEPET™ and HepatAssist™ rely on single-use disposable cartridges that are placed on a blood perfusion apparatus that is attached to the patient's blood circulation system. Following treatments with any of our products, the disposable cartridges are discarded, and new cartridges are used for the next therapy.

Background of our Company

Arbios Technologies, Inc., our former operating subsidiary, was formed in August of 2000 by Drs. Achilles A. Demetriou and Jacek Rozga, two leaders in the field of artificial liver therapy, to develop extracorporeal therapies for the treatment of liver failure. As former employees of Cedars-Sinai Medical Center, Drs. Demetriou and Rozga previously were involved in the development of a first generation bioartificial liver known as HepatAssistTM that was licensed by Cedars-Sinai Medical Center in 1994 to W.R. Grace & Co. and then subsequently transferred to Circe Biomedical, Inc. The prior owners of this technology spent millions of dollars on the research and development of the original HepatAssistTM system, the perfusion platform and on the related technologies and operating procedures necessary to bring the product to market. The original HepatAssistTM system was most recently tested in a Phase II/III clinical trials authorized by the FDA in patients with fulminant and subfulminant liver failure and primary non-function following liver transplantation, i.e. closely related acute liver failure indications. These trials of the original HepatAssistTM system were the first and amongst the largest (171 patients) prospective, randomized, controlled multi-center trials of a liver assist technology, and the only such trial to have been successful in demonstrating a survival advantage for an extracorporeal liver assist technology, albeit via a retrospective analysis. Although treated fulminant/subfulminant hepatic failure patients with viral and drug-induced liver injury retrospectively demonstrated improved survival compared to controls when adjusted for the effect of confounding factors (such as liver transplantation), the prospective primary clinical end point in the overall study population (overall comparison of survival at 30 days post-transplantation) was not achieved. Accordingly, the HepatAssist™ system was not approved for marketing, and the FDA requested that a new Phase III clinical study be performed. A new Phase III protocol was prepared and reviewed by the FDA. However in 2003, before these new studies could be undertaken, Circe Biomedical ceased its operations. In April 2004, we purchased the remaining assets of Circe Biomedical that related to its bioartificial liver operations, including rights to the original HepatAssistTM system, the new Phase III protocol that had been reviewed by the FDA, and over 400 manufacturing and quality control and quality assurance standard operation protocols previously reviewed by FDA. In July 2005, we merged Arbios Technologies, Inc. into the parent company, Arbios Systems, Inc.

To date, we have funded our operations from the gross proceeds of funds we raised from the sale of over $13,100,000 of our equity securities and $321,000 of Small Business Innovation Research, or SBIR, grants that have been awarded by the United States Small Business Administration. We will have to raise substantial additional proceeds to fund our future clinical development expenses and our on-going working capital needs.

Our research offices and laboratories are located at Cedars-Sinai Medical Center (“Cedars-Sinai”), Los Angeles, California. Cedars-Sinai Medical Center is also one of the clinical testing sites for our SEPETTM clinical testing program. Under our lease agreement and other arrangements with Cedars-Sinai, we have access to their development resources of that leading medical center, including animal facilities, surgical facilities and clinical laboratories. The Hospital has informed us that they do not intend to renew the lease when it expires on June 30, 2007, and we intend to seek a new laboratory facility for testing our device. We are currently seeking to identify replacement laboratory space in eastern Massachusetts. We also lease administrative office space in Waltham, Massachusetts and Los Angeles, California.

Two members of our management team, Dr. Ulrich Baurmeister, Ph.D., Chief Technology Officer, and Prof. Jan Stange, M.D., Senior Clinical Advisor, are engaged under consulting agreements and are based in Germany (Wuppertal and Rostock, respectively). Their work is divided between their homes, clinical sites and product development sites under contract with the Company.

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

Strategy

We believe that the clinical testing and regulatory approval periods for the SEPET™ Liver Assist Device will be shorter than our HepatAssistTM Cell-Based Liver Support System because SEPET™ may be evaluated as a medical device that does not contain biological components such as the pig cells that are an integral part of our HepatAssistTM product. Accordingly, because of the shorter regulatory period and the ability of SEPET™ to operate through the use of a standard, currently available kidney dialysis instrument, we expect that the development of SEPET™ will be completed before the development of HepatAssist™ is completed.

We have already performed in vitro and in vivo testing of the SEPET™ prototype device and commenced clinical testing of SEPET™ in late 2005. To date, 15 patients suffering from acute-on-chronic liver failure with hepatic encephalopathy have been enrolled in the U.S. clinical feasibility trial of SEPET™. Our strategy for realizing sales revenue for the Company is to seek the first commercialization of SEPET™ under the CE Mark in Europe, which we believe may be possible by 2008. It may also be possible to commercialize SEPET™ in Asia in that same timeframe, although we do not yet have assurance of regulatory pathways in that region. Commercialization of SEPET™ in the US may follow completion of a pivotal clinical trial of SEPET™ intended for U.S. FDA market approval of the product. Our ability to successfully market SEPET™ in these various regions will depend on a number of factors including regulatory approvals, marketing and sales partnerships, and patents protection which is not yet issued outside the United States.

We are currently evaluating the possibility of conducting clinical studies of the HepatAssist™ system under a modified version of the FDA-reviewed Phase III IND protocol that we acquired in March 2004 from Circe Biomedical. Since we are still currently developing our clinical and regulatory strategies for the HepatAssistTM Cell-Based Liver Support System, and since our continual development of this product depends on our securing a corporate collaboration and associated funding, we cannot estimate when an application requesting marketing approval of that system will be filed.

The April 2004 acquisition of the assets of Circe Biomedical has provided us with opportunities for the development of a bioartificial liver. The Circe Biomedical bioartificial liver device assets that we acquired consist of the following four distinct elements:

(1)
FDA-authorized standard operating procedures. These are standard operating procedures for production of porcine cells including harvesting, freezing, storing, shipping and processing by the end user (thawing, washing) of the cells. These procedures and protocols have been reviewed by the FDA for use in a pivotal phase clinical trial.

(2)
The cartridge to be used in the Phase III trial of HepatAssistTM. We intend to use the existing, FDA-approved cartridge housing, and we have obtained FDA authorization to increase the number of porcine hepatocyte cells that the cartridge would contain, which increase we believe will improve the functionality of the system with no adverse impact on safety.

(3)
An FDA reviewed, authorized Phase III protocol acquired from Circe Biomedical. We will likely further modify this protocol, according to the retrospective analysis of the original Phase II-III clinical trial published in the Annals of Surgery in 2004 (by A.A. Demetriou et al), and submit the modified protocol to the FDA for approval.

(4)
The HepatAssistTM perfusion instrument platform. The HepatAssist™ perfusion platform is Circe Biomedical’s specially designed machine that pumped the patient’s plasma through the cartridge. This machine was used in the Phase II/III trial of HepatAssist™.

Rather than using Circe Biomedical’s specially designed machine, we intend to use the PERFORMER, a commercially available machine that is distributed by Medtronic, Inc. We believe that the PERFORMER may become the platform for our HepatAssist™ Cell-Based Liver Support System.

We are currently in the process of designing further clinical trials to demonstrate the safety and tolerability of SEPET™ in treating patients with acute exacerbation of chronic liver failure. In April 2005 we received permission from the FDA to commence a 15 to 20 patient clinical feasibility study for SEPET™. We have enrolled 15 patients in our SEPET™ feasibility clinical trial and are currently monitoring and analyzing the trial results for these first 15 patients. Based on our current analysis of the data in preliminary form, we plan to submit the fully monitored and analyzed data to the FDA in the next several months along with a protocol summary for a proposed, randomized, controlled pivotal trial to further test the efficacy of the device for purposes of product approval in the U.S. Based on our current assumptions regarding clinical trial sizes and other factors, we estimate that the future clinical cost of developing SEPET™ will be approximately $5 million to $10 million and the future clinical cost of developing HepatAssist™ will be between $15 million and $20 million. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. See “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.”

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

Currently, there is no direct treatment for liver failure, except a successful liver transplant. There is, however, a current scarcity of donor livers, and approximately two thousand patients on the waiting list for donor livers die annually before receiving liver transplants. We believe that treatments with currently available technologies such as blood detoxification methods are short-term measures, and none of them has achieved wide-spread clinical use or demonstrated ability in randomized, controlled clinical trials to arrest or reverse liver failure and improve survival. As a consequence, liver failure patients must still either undergo liver transplantation or endure the probability of prolonged hospitalization with a low probability of survival. In addition, many patients do not qualify for transplantation or live in regions of the world where transplantation is not readily available. Still others do not recover after transplantation because of irreversible brain damage or other organ damage caused by liver failure. Although the liver has a remarkable capacity for regeneration, the repair process after massive liver damage is markedly impaired by the continued presence of toxins, inflammatory cytokines and other inhibitors of liver organ regeneration still present in the blood of patients.

In liver failure patients, there is a need for an effective blood purification therapy that will clear the blood of toxins, mediators of inflammation and inhibitors of hepatic growth. SEPET™ is a novel form of such therapy developed by us in which the plasma fraction containing substances that are toxic to the brain, the liver and other internal organs and tissues are removed from patient blood and replaced with normal human plasma. We have demonstrated an extension of survival in large animal model testing of SEPET™, which results have led to the initiation of a clinical feasibility trial in human subjects.

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

The founders of this Company as well as investigators not associated with this Company have demonstrated in vitro and in animal models of liver failure that cell-based bioartificial liver systems using viable isolated liver cells, or hepatocytes, can provide whole liver functions, to varying degrees depending on the technology approach. However, only a few bioartificial livers have been tested in humans and it remains to be seen whether systems utilizing hepatocytes as the only means of liver support are effective. We believe that in order to provide the maximum support for the failing liver, primary porcine hepatocyte therapy should be combined with blood purification or detoxification using sorbent technology.

Our bioartificial liver system, the HepatAssist™ Cell-Based Liver Support System, was designed to become an advanced, effective application of the basic bioartificial liver concept. In this bioartificial liver system, liver cell therapy in the form of primary (i.e. living, non-cell line derived) porcine hepatocytes, is combined with blood detoxification, in the form of sorbent based plasma treatment. Depending on the cause of liver disease, severity of illness and deficiency of specific liver functions, the bioartificial liver mode of therapy can be provided individually, simultaneously or sequentially. Because of these features, we believe our bioartificial liver technology is well suited to treat patients with liver failure of all causes and severity, including those requiring maximum liver support. Pre-clinical data for the HepatAssistTM Cell-Based Liver Support System indicated that this system could improve heart rate and blood pressure and provide clearance of ammonia and indocyanine green (ICG), which is a liver function test. The original HepatAssistTM Phase II/III clinical trial demonstrated a retrospective, statistically significant increase in patient survival in patients with viral and drug-induced fulminant/subfulminant (i.e. acute) hepatic failure. However, a new Phase III clinical trial will be needed before our HepatAssist™ system, which is an enhanced version of the original HepatAssist™ system, can be commercialized.

The Products We Are Developing

We currently are developing novel treatments for acute and chronic liver failure. We believe that our SEPET™ Liver Assist Device and our HepatAssistTM Cell-Based Liver Support System may:

•	help keep liver failure patients alive and neurologically intact before, during and immediately after transplantation;

•	allow other patients to recover liver functionality and to survive without a transplant (act as a “bridge” to liver regeneration);

•	support patients during periods of functional recovery and regeneration after liver removal due to liver trauma and/or cancer;

•	accelerate recovery from acute exacerbation of chronic liver disease;

•	shorten length of stay in intensive care units;

•	shorten hospital stay; and

•	reduce the cost of care.

We believe that our SEPET™ Liver Assist Device and HepatAssist™ Cell-Based Liver Support System can achieve these effects because they can lower blood levels of substances that are toxic to both the brain and liver. We have obtained preliminary results in the U.S. feasibility clinical trial of SEPET™, and have results from Circe’s Phase II-III clinical trial of HepatAssist™. However, final proof of clinical benefit in patients is lacking at this time, and the clinical utility of these products still needs to be conclusively demonstrated in patients with liver failure via randomized, controlled clinical trials of each therapy.

We own certain technologies and rights related to our products, and have licensed certain other technologies. See “- Patents and Proprietary Rights” below for a description of the rights that we own and have licensed.

SEPET™

We are developing the SEPET™ Liver Assist Device as a blood purification measure to provide temporary liver support during acute liver failure and acute exacerbation of chronic liver disease. SEPET™ therapy will be provided through the sale of our single-use, disposable cartridge that contains a bundle of hollow fibers made of bio- and hemo-compatible material capable of filtering a portion of the substances in the patent’s blood including albumin-bound toxins, inflammatory disease mediators, and soluble toxins. The importance of using fibers with this sieving characteristic, which allows filtration of moledules larger than for conventional renal dialysis cartridges, is that known hepatic failure toxins as well as mediators of inflammation and inhibitors of hepatic regeneration have low-to-medium sized molecular weights while “good” blood components, for the most part, have relatively high molecular. At present, Spectrum Laboratories is the manufacturer of these disposable cartridges. See “Manufacturing” below. The SEPET™ system is designed for use with commercially available kidney dialysis instruments or other similar machines that utilize disposable hollow-fiber cartridges. Accordingly, no specialized apparatus needs to be developed or manufactured for SEPET™. Accessory components for the SEPET™ system such as disposable tubing sets and connectors will mostly consist of standard components that are currently used in renal dialysis and provided by manufacturers of those systems. We expect that any new accessory components that may be required will be manufactured for us by third-party vendors.

During SEPETTM therapy, an ultrafiltrate containing toxins, inhibitors of hepatic growth and mediators of inflammation will be removed from the patient’s blood stream by exiting from the side port of the cartridge, while at the same time, intravenous electrolyte solutions, albumin solution, fresh frozen plasma, or a combination thereof will be administered to the patient. We believe that as a result of these two processes, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Based on published medical literature, rapid and efficient blood detoxification is expected to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions. Preliminary results of the SEPET™ U.S. feasibility clinical trial encourage us that these expectations may be realized in human therapy using SEPET™, but these results need to be further monitored, analyzed and finalized, and then will be acquired in a further, randomized, controlled pivotal trial.

HepatAssist™ Cell-Based Liver Support System

Our current bioartificial liver system is the HepatAssistTM Cell-Based Liver Support System. We have designed our HepatAssist™ Cell-Based Liver Support System to provide temporary liver support during acute liver failure and acute exacerbation of chronic liver disease. The HepatAssist™ Cell-Based Liver Support System incorporates several proprietary components and technologies into an integrated liver assist system, including a hollow fiber cartridge with porcine hepatocytes and a plasma re-circulation circuit that incorporates a cell cartridge and sorbents. The HepatAssistTM Cell-Based Liver Support System is designed to (i) provide liver cell functions by utilizing viable pig liver cells that are housed in specially designed cartridges and (ii) detoxify blood. Since it has been scientifically established that pig liver cells perform liver functions when maintained in specially designed cartridges outside of the human body, our bioartificial liver cartridge is designed to bring human plasma into contact with viable pig liver cells in a manner similar to that observed in the normal human liver inside the body in order to provide liver functions to the patient. In addition, our bioartificial liver system is designed to lower the levels of pathological blood components (through activated charcoal or other purification sorbents). We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding for this project from a potential corporate partner.

Critical to the HepatAssist™ technology is (i) the source and method of procurement of liver cells, (ii) the cryopreservation, or freezing, of the liver cells, (iii) the frozen storage of the liver cells, (iv) the proprietary high speed plasma re-circulation loop incorporating the cell cartridge and sorbents, and (v) the standard operating procedure protocols and quality control and programs related to the foregoing. We currently own or have licensed numerous proprietary technologies and methods for sourcing and using hepatocytes, which technologies and methods apply to our HepatAssist™ system and should provide competitive protection for the product. The following addresses our current plans and procedures regarding viable liver cells (hepatocytes).

Hepatocyte donors. Ideally, human hepatocytes should be used in a bioartificial liver. However, there is a shortage of organ donors, and thus human hepatocytes of adequate quality. Published data demonstrate that pig liver cells can outperform other animal and human liver cell lines, including those derived from liver cancers. In addition, use of human cancer-derived cells raises safety concerns. At this time, we intend to utilize pig liver cells, which we believe to be the currently optimal source of living, functional hepatocytes.

Hepatocyte harvest. The founders of Arbios and Circe Biomedical developed certain semi-automated methods for large-scale harvest of pig hepatocytes. The methods of harvesting and collecting liver cells are covered by four patents, which patents we either have acquired from Circe Biomedical and now own or have licensed from Cedars-Sinai Medical Center.

Hepatocyte storage. Hepatocyte storage, quality control and shipment of cells to treatment sites are best achieved by use of cell freezing, or cryopreservation; other methods allow cells to lose viability (i.e. die) as well as physical integrity of their contents (DNA, organelles, etc.). Cryopreservation also provides greater protection from bacterial and viral contamination because frozen cells can be stored until microbiologic testing is completed and cells are then released for clinical use. Prior to use, cells are rapidly thawed and their viability is tested. Important, patented hepatocyte cryopreservation technology is now owned by us and by Cedars-Sinai Medical Center, which has licensed this technology to us.

The pig liver cells are expected to be harvested from young, purpose-bred, pathogen-free, vaccinated pigs raised in a facility to be certified specifically by the United States Department of Agriculture (USDA) for biomedical research purposes. Each batch of cryopreserved pig liver cells will be released for clinical use only after proper verification of biosafety and viability and functionality of the cells. We acquired all of the required laboratory and quality assurance protocols from Circe Biomedical, which protocols were previously reviewed by the FDA and deemed to be in compliance with FDA requirements.

HepatAssist™ is designed to be used in the same manner as any other blood plasma therapy device. In a typical clinical procedure, the operator will install bioartificial liver components consisting of the cell cartridge, oxygenator, sorbent detoxification column(s), and tubing kit, into the blood/plasmaperfusion platform. Approximately 15 billion viable pig hepatocytes will be seeded into the extra-fiber space through the cartridge side ports. At the start of treatment, the disposable tubing set will be attached to the patient and the bioartificial liver system will be perfused with the patient’s oxygenated plasma. At the end of treatment, the disposables will be discarded in the normal manner that all other biohazardous waste products (such as syringes and bandages) are handled and disposed. No special governmental regulations have been required, or are expected, to dispose of the used cartridges and disposable products.

We expect to demonstrate that during HepatAssist™ therapy, substances normally metabolized by the liver and accumulated in the blood during liver failure will diffuse freely across the porous membrane into the compartment containing pig liver cells. At the same time, products of pig liver cell metabolism will diffuse back into the plasma compartment and then into the blood circuit. It is anticipated that as a result of these two processes, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Additional therapeutic benefits may be provided by blood purification, or detoxification, therapy. In this mode of therapy, small and large protein-bound toxins, which accumulate in the blood during liver failure, are expected to be removed by sorbents. Blood detoxification is believed to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions. Decreased blood toxicity is also expected to prolong the life and metabolic activity of pig hepatocytes in the bioartificial liver cartridge. We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding for this project from a potential corporate partner.

Product Advantages

We believe that SEPET™ as a blood purification therapy will be more effective than sorbent-based devices such as charcoal, resin and silica, and more effective than whole plasma exchange therapy, because only the plasma fraction containing known toxins of hepatic failure is being removed and discarded during SEPET™ therapy. In contrast, sorbent-based blood purification is not toxin-specific, and in the case of charcoal sorption it is limited because of the protective coating of the charcoal particles. It also fails to remove most mediators of inflammation and protein bound toxins from the blood which have been associated with liver failure. Subject to the successful completion of clinical trials and FDA or other regulatory approval, we believe that SEPET™ will be able to be used with currently available hospital kidney dialysis systems, which may offer the following advantages:

•	Ease of use. The systems bring user friendliness (e.g., pump integration, automation and an intuitive user interface) to traditionally complex liver support procedures.

•
Simplicity. Kidney dialysis systems are routinely used in hospitals and outpatient clinics and, therefore, there may be a reduced need for extensive personnel training for use of these similar systems with SEPET™. They are commonly available in intensive care units and related settings where SEPET™ may be initially used for treating acute episodes of chronic liver failure

•
Reduced cost. The cost of therapy is expected to be lower than with other liver assist devices that are currently under development because the machine to which the SEPET™ cartridge can be attached is a standard machine (such as a kidney dialysis machine) with commercially available tubing. Therefore, unlike other devices, no special equipment is required.

•
No Intensive Care Unit needed to provide treatment. SEPET™ may become available for treatment of patients with a lower degree of liver failure outside of the intensive care unit setting. We do not believe that any changes will have to be made to SEPET™ or the dialysis system in order for SEPET™ to become available outside of intensive care unit settings. However further (e.g. Phase IV) clinical trials will likely be necessary to fully develop these additional indications for SEPET™.

We believe that HepatAssist™ is the only liver assist device under development that is capable of providing both liver cell functions and blood purification either simultaneously or sequentially in a versatile and customized manner depending on the cause and severity of liver failure. Drs. Demetriou and Rozga, the founders of Arbios and the major stockholders of the company, have previously demonstrated that cryopreserved pig hepatocytes can remain alive (e.g. >80% viability) after freezing and thawing using carefully developed, patented procedures. Moreover, the hepatocytes quickly aggregate, forming liver-like 3-dimensional cellular units, and resume basic functions (e.g., drug metabolism) at levels comparable to those seen in intact livers. Drs. Demetriou and Rozga have also reported that treatment of animals and patients with fulminant hepatic failure with a bioartificial liver loaded with freshly thawed pig hepatocytes prolonged life, alleviated intracranial hypertension and improved blood chemistry. In addition, in experimental animals, bioartificial liver therapy improved native liver function and triggered mechanisms regulating liver regeneration. In addition, because porcine hepatocytes can be stored frozen at a clinical site, treatment with our bioartificial liver system can be commenced within two to three hours of patient consent and product preparation, thereby making this bioartificial liver therapy available on demand. In instances of liver failure, this rapid availability of therapy should be a critical competitive advantage. In contrast, we believe other liver assist devices under development require longer time for preparation prior to patient treatment (up to several days in some instances, including cumbersome means of shipment to the clinical site).

While these projected advantages appear supported by the clinical trial data evidence to date, some of these product functions may need to be tested in head-to-head trials with competitive approaches.

Clinical Utility

Our SEPET™ Liver Assist Device is currently undergoing human testing in an IDE clinical feasibility trial in the US, with patients suffering acute exacerbation of chronic liver failure with hepatic encephalopathy. This 15 to 20 patient clinical trial was authorized by the FDA in 2005, and we have currently enrolled 15 patients in the trial. Based upon our preliminary review of data in the first ten patients enrolled in the trial, a favorable safety profile was established and a majority of patients accomplished a two stage grade improvement in hepatic encephalopathy severity, the clinical effectiveness endpoint of the trial. We have recently announced preliminary results with 15 patients enrolled in the clinical trial, which further bear out these earlier published results. We further plan to request a meeting with the FDA to review the data and to propose a design for a randomized, controlled, pivotal clinical trial of SEPET™ intended to be sufficient for FDA allowance of a future pre-market approval application by the Company and to confirm and prove what we believe to be encouraging results of the current single arm, uncontrolled feasibility clinical trial.

Our HepatAssist™ Cell-Based Liver Support System is an enhanced version of the original HepatAssistTM system. Overall, we believe that the animal and human clinical data generated and published to date on the original HepatAssistTM system indicate that the basic concept of a bioartificial liver utilizing cryopreserved pig liver cells and blood detoxification is valid and that repeated six-hour bioartificial liver treatments are safe and yield measurable therapeutic benefits. Accordingly, we believe that our novel, next-generation products will represent improvements and/or enhancements over earlier technologies.

The safety and efficacy of the original HepatAssistTM system were evaluated in a prospective, randomized, controlled, multi-center FDA-approved clinical trial. A total of 171 patients, 86 in the control group, and 85 in the bioartificial liver group, were enrolled. Patients with fulminant and subfulminant hepatic failure and primary non-function following liver transplantation were included. Data were analyzed with and without accounting for the following confounding factors: liver transplantation during the survival endpoint period, time to liver transplant, cause of the disease or condition, disease severity, and treatment site. For the entire patient population, survival at 30 days was 71% for bioartificial liver compared to 62% for the control group. When survival was analyzed accounting for confounding factors such as liver transplantation and survival prior to transplantation, across the entire patient population, there was thus a trend towards improved survival but not a statistically significant difference between the two groups. However, survival in the 147 fulminant and subfulminant hepatic failure patients (i.e. excluding the primary non-function patients) was significantly higher in the HepatAssist™ Cell-Based Liver Support System group compared to the control group. Furthermore, HepatAssist™ therapy reduced the risk of pre-transplant death by 67% in patients with drug and chemical toxicity (p<0.0140) and by 47% in patients with rapid onset of fulminant hepatic failure (n=121; p<0.0428) To our knowledge, this was the first prospective, randomized, controlled trial of an extracorporeal liver support system that demonstrated safety and improved survival in patients with fulminant and subfulminant hepatic failure.

Market Opportunity

Based on the number of patients with liver diseases and lack of alternative direct therapy other than liver transplantation, we believe that there is an urgent need for artificial means of liver replacement and/or assistance to facilitate recovery from liver failure without a transplant. Effective liver support therapies could also help maintain liver failure patients’ lives until an organ becomes available for transplantation. The SEPET™ Liver Assist Device and HepatAssist™ Cell-Based Liver Support System are designed to treat patients with liver failure across a wide range of causes and severity, including acute exacerbation of chronic liver disease as well as acute liver failure in patients without history of chronic disease.

Arbios believes that the patient and market opportunity is substantial and underserved. According to the American Liver Foundation, 25,000,000 persons in the United States, nearly one in every ten persons, are or have been suffering from liver and biliary diseases. According to the National Center for Health Statistics data published for 2004, there were over 500,000 hospital discharges for patients with chronic liver disease and/or cirrhosis plus additional patients categorized as suffering from other forms of liver failure. Liver failure is reported as the tenth leading cause of death in the U.S., and fourth leading cause of death in persons aged 45 - 54 years) because no donor liver was found or because they had contraindications to transplantation.

The mounting crisis of viral hepatitis B and hepatitis C is projected to continue to propel numbers of liver failure episodes as patients age and increasingly suffer hepatic decompensation. Approximately 4 million Americans are chronically infected with the hepatitis C virus, and an estimated 25,000 people each year are newly infected in the United States each year with the hepatitis C virus. At the same time, 10,000 - 12,000 deaths have occurred annually in the United States due to hepatitis C virus infection, and the number is likely rising. Hepatic decompensation, as a result of chronic hepatitis C virus infection, is now the leading cause of liver transplantation in the United States. Despite improved rates of organ donation, increased utilization of deceased donor livers and a resurgence in living donor transplants, the number of liver transplants performed yearly is now approximately 5,500. At the same time, in 2004 alone there were more than 10,000 new waitlist registrations for liver replacement. As of March 6, 2006, the liver transplant waiting list contained 17,650 individuals. Hepatitis B is less prevalent in the U.S. than hepatitis C - a situation that is dramatically reversed in other parts of the world where chronic hepatitis B infection is endemic or pandemic; however, according to National Institutes of Health and the American Association for the Study of Liver Diseases, 5,000 deaths occur annually as a consequence of hepatitis B virus infection.

Worldwide, hepatitis B is the leading cause of liver failure. Of the 2 billion people who have been infected with the hepatitis B virus, more than 350 million are estimated to have chronic, or lifelong, infections. These chronically infected persons are at high risk of death from cirrhosis of the liver and liver cancer. The World Health Organization estimates very large numbers of deaths worldwide from hepatitis B virus infection -- an estimated 880,000 per year from liver failure and another 320,000 per year from liver cancer (some of whom may require liver support therapy before and/or after surgical resection of the cancer). Infection is most common in Asia, Africa and the Middle East. Hepatitis C is also a major cause of liver failure worldwide. According to the World Health Organization, globally, an estimated 170 million persons are chronically infected with the hepatitis C virus. At the same time, an estimated 3 to 4 million persons are newly infected each year. Liver failure has recently been cast, worldwide, as the third leading cause of death.  In China and other Asian countries, liver disease represents a pressing health problem and the need for an effective liver support therapy is most urgent. Although epidemiological data on hepatitis C virus and hepatitis B virus infection in China are not publicly available, we believe there are approximately 200 million carriers of the hepatitis virus B or C in China, and primary liver cancer is a common malignancy.

At present, no direct dependable treatment for liver failure is available and such patients must receive a liver transplant or endure prolonged hospitalization with significant mortality. Moreover, no prognostic test is available that would help predict which liver failure patient is likely to survive on medical therapy alone. Due to the critical nature of liver failure and the resulting adverse effects on other organs, the hospitalization costs can be as high as $10,000 per day. While liver transplants have significantly increased the chances of survival for patients with liver failure, due to a severe shortage of donor livers, far less than 10% of liver failure patients received a transplant. Further, many liver failure patients were excluded from the waiting list because of alcohol or drug abuse, cancer, cardiovascular disease or inadequate post-operative support by family or others.

At this time, based on the preliminary information available to us, we estimate that the cost to the provider of a single treatment with the SEPET™ therapy could be within a $2,000 - $4,000 range and that the respective cost of HepatAssist™ therapy could be approximately $15,000 to $20,000 in the United States. Pricing in other world regions will likely vary. We anticipate that SEPET™ and/or HepatAssist™ therapy may have to be repeated up to an average of three to five times before a satisfactory clinical outcome is obtained, although fewer treatments per patient may be sufficient depending on the severity of disease. Based on these estimates and the above mentioned projections, the potential U.S. market for SEPET™ and HepatAssist™ is significant, with similar or possibly larger opportunities in some regions outside North America. However, we have not confirmed the potential size of these markets through an independent marketing study.

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

Sales, Marketing & Distribution

We currently do not have any agreements in place to market any of our products if and when those products are commercially released, and we do not currently expect to establish an in-house marketing and sales program to distribute our products in all regions of the world. We currently expect to outsource at least a portion of the sales, marketing and distribution of our products to third parties who specialize in the sales, marketing and distribution of medical products. Alternatively, we may enter into strategic alliances with larger medical companies or license the rights to our products to such larger companies. Our direct marketing and sales operations may, in these cases, eventually be directed towards supporting sales and distribution activities of any future partner. We currently expect that our products will be marketed in at least North America and Europe, and possibly in Asia. We are currently seeking a commercialization partner for HepatAssist™ and plan to do the same for SEPET™, for some world regions, in the next two years.

Manufacturing

We currently do not have a finalized manufacturing arrangement for the cartridges used in the HepatAssist™ system, although our plan is to hopefully establish such relationship(s) in the near future. The HepatAssist™ cartridge is based on a conventional single-bundle hollow-fiber technology and a number of third party manufacturers could produce these cartridges for us under contract.

With respect to cartridges that we expect will be needed for SEPET™, we anticipate that such cartridges will be commercially manufactured by either Spectrum Laboratories or a manufacturer of clinical hemodialyzers, which are cartridges containing porous membranes used to filter blood. Spectrum Laboratories, Inc. is a provider of hemodialysis products and is based in Los Angeles, California. Additional disposable components, such as tubing kits, may also be manufactured by third party subcontractors.

The kidney dialysis systems that will be used as a platform for SEPETTM therapy are not expected to require any technical adjustments. Since pressure monitors and hemoglobin detectors are standard in kidney dialysis systems, additional safety features are not likely to be required. Since the existing kidney dialysis instruments will not be affected, only the kidney dialysis cartridge will be replaced by a SEPETTM cartridge, we do not anticipate that consents will have to be obtained from the manufacturers of those units, and no additional insurance is expected to be required to use those units. Nevertheless, manufacturers of such instruments may in the future have incentives to form partnerships with us for marketing and distribution of disposables, either as stand-alone products or as integrated systems of disposables for use on their instruments.

The platform we currently expect to use for the HepatAssist™ bioartificial liver therapy is a perfusion platform known as the PERFORMER. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed by Medtronic, Inc. The PERFORMER may be equipped with proprietary software, which has already been developed by RanD for Arbios, and a tubing set for use with our HepatAssist™ system.

The pig liver cells will be harvested from young purpose-bred, pathogen-free, vaccinated pigs raised in a USDA certified facility specifically designed for biomedical research purposes. The liver cells will be harvested and cryopreserved under aseptic conditions using our proprietary technology as well as commercially available equipment.

With regard to cell procurement and cryopreservation for bioartificial liver use, we do not yet own or lease our own specialized and certified bio-secure porcine liver cell manufacturing plant. Prior to Phase III clinical testing of HepatAssist™, we will determine whether to build a cell procurement facility to meet the expected requirements for commercial sales, which will likely require a substantial lease obligation and/or capital investment. This decision will be based on technical evaluation of the project as well as an economic evaluation of company performance.

Patents and Proprietary Rights

Liver Assist Device Rights. Our intellectual property rights relating to the SEPETTM Liver Assist Device consist of a U.S. patent application plus pending foreign counterpart applications, a family of in-licensed U.S. patents plus foreign counterparts and pending patent applications, and certain related trade secrets.

Our U.S. patent application and foreign counterparts regarding our selective plasma filtration therapy (SEPET™) technology was filed in August 2002 with the United States Patent and Trademark Office and European Patent Office and subsequently in other countries and is currently under review for possible issuance. The applications contain claims for the use of various hemofiltration apparatus to treat liver failure and related diseases, as well as claims covering the hemofiltration apparatus itself.

In March 2007, we in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications which include broad claims for methods of treating liver failure, multi-organ failure, multi-organ dysfunction syndrome, sepsis, septic shock, systemic inflammatory response syndrome, and related inflammatory disorders by selective blood filtration. The patents and applications relate to the use of blood filtration devices which remove, from the blood of patients with the above disease conditions, a broad spectrum of inflammatory and other disease mediators ranging from small molecules through intermediate size blood proteins with molecular weights up to the size of beneficial immunoglobulins. Such devices are capable of removing known “bad actor” compounds associated with liver failure, multi-organ failure and sepsis while preserving critical immunogloblins, clotting factors, lipids, and other beneficial large proteins in the circulating blood of afflicted patients. The patents and/or applications also relate to the combined use of replacement fluids including human serum albumin or combined uses of secondary selective plasma adsorption devices and/or certain classes of anti-inflammatory therapeutic drugs, and to apparatus suitable for the above uses.

Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. We will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device. We will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees. Our fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for Arbios. Our contingent obligations under the license will total less than $500,000 over approximately the same period (however dependent on the pace of potential future patent issuances).

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

Cedars-Sinai Medical Center Licenses. On June 19, 2001, Arbios entered into an agreement with Cedars-Sinai Medical Center pursuant to which Cedars-Sinai granted to Arbios exclusive and worldwide rights to patents (2)-(4) above and to certain other technical information. These rights are and remain exclusive over the legal life of the various patents and include, subject to limitations, the right to sublicense the patent rights to third parties. In order to maintain its rights under the license, Arbios is required to expend an aggregate amount of $1,760,000 in research and development expenses toward the development and promotion of products derived from the patents. As of the end of the fiscal year ended December 31, 2004, we had expended more than the minimum required $1,760,000 and have, therefore, fully satisfied the research and development expenditure requirement of this license. Cedars-Sinai Medical Center will have nonexclusive rights to any products derived from the patents. We will have to initially pay Cedars-Sinai Medical Center royalty fees equal to 1.5% of the gross sales price of royalty bearing products. From the third to tenth years of the license, the royalty fee percent will phase out evenly to 0%. Cedars-Sinai Medical Center is also a stockholder of this company. See Note 7, “Junior Preferred Stock” of the financial statements.

Circe Biomedical Properties. In April 2004, we acquired from Circe Biomedical a portfolio of intellectual properties, including certain U.S. and foreign patents applicable to the HepatAssistTM bioartificial liver that Circe Biomedical was developing, including various patents related to the harvesting and handling of cells to be used in the bioartificial liver. We also acquired a number of other patents and rights related to Circe Biomedical’s bioartificial liver program that we will not be using, as well as patents on other technologies that we do not intend to pursue (such as patents to Circe Biomedical’s’s artificial pancreas system and three patents for cholesterol removal membranes). The following is a list of U.S. patents and patent applications that we acquired from Circe Biomedical and that we expect to maintain and use with our bioartificial liver system:

(1)	Apparatus for Bioprocessing a Circulating Fluid. US Patent #5643794 (issued on July 1, 1997).

(2)	Cryopreserved Hepatocytes and High Viability and Metabolic Activity. US Patent #5795711 (issued on August 18, 1998).

(3)	Closed System for Processing Cells. US Patent #5858642 (issued on January 12, 1999).

(4)	Cell Innoculation Device. US Patent #5,891,713 (issued on April 6, 1999).

(5)	Method of Thawing Cryopreserved Cells. US Patent #5895745 (issued on April 20, 1999).

(6)	High Flow Technique for Harvesting Mammalian Cells. US Patent #5912163 (issued on June 15, 1999).

(7)	Removal of Agent From Cell Suspension. US Patent #6068775 (issued on May 30, 2000).

(8)	Method for Cryopreserving Hepatocytes. US Patent #6136525 (issued on October 24, 2000).

Many of these issued U.S. patents have issued foreign counterparts including in Europe and in Japan.

Pending Patent Applications

Patent No.	Country	Title of Patent Application

515326/97	JP	Cryopreserved Hepatocytes & High Viability and Metabolic Activity

In addition to the foregoing Circe Biomedical patents, we acquired other rights to Circe Biomedical’s HepatAssist™ bioartificial liver and related technologies, such as clinical and marketing data and over 400 manufacturing and quality assurance/control standard operation protocols that the FDA had previously reviewed. The Phase I-III clinical data that we acquired is expected to be useful in the preparation of future FDA submissions, since the data is based on pig liver cells from the same source. We also acquired an FDA Phase III IND for an enhanced version of the HepatAssist™ system. We are currently evaluating the possibility of conducting clinical studies of the HepatAssist™ system under a modified version of the FDA-approved Phase III IND protocol that we acquired, but must raise additional funds for this project. In connection with our acquisition of the foregoing patents, we also assumed Circe Biomedical’s obligations to make the following royalty payments:

(a) We assumed the obligation to pay a royalty of 2% of “net sales” of any product that utilizes or incorporates the bioartificial liver patents, technology, inventions, and technical or scientific data that Circe Biomedical acquired from W.R. Grace & Co. pursuant to that certain Royalty Agreement, dated as of January 29, 1999, between Circe Biomedical (as a wholly-owned subsidiary of W.R. Grace & Co.) and Circe Acquisition Corp. Since the assets that we acquired from Circe Biomedical are expected to be used in the HepatAssist™ system, it is likely that we will have to pay this royalty with respect of sales of those parts of our HepatAssistTM Cell-Based Liver Support System that incorporate the W.R. Grace & Co. technology. Net sales include revenues received from our licensees and sublicensees from third parties. The obligation to pay royalties on the net sales of certain parts of our bioartificial liver systems will continue for at least ten years after the date on which we have obtained all required regulatory approvals and have received $100,000 of net sales and will expire after the ten year period or last patent right has terminated.

(b) We are obligated to make royalty payments equal to 1% of the "net sales" price for that portion of a liver assist system sold by us or any of our sublicensees that comprises or incorporates a cartridge having a combination of porcine hepatocytes with hollow fiber membranes pursuant to that certain Restated License Agreement dated as of August 1, 1999 between Circe Biomedical and Cedars-Sinai Medical Center. Since our HepatAssistTM Cell-Based Liver Support System may utilize this type of cartridge, we will have to pay this royalty with respect of sales of all cartridges used in our bioartificial liver system. Our obligation to pay these royalties will begin with the first commercial sale of a bioartificial liver and continue thereafter for ten years. The royalty obligations expire after the ten year period has elapsed.

Under U.S. law, utility patents filed before June 8, 1995 are valid for 20 years from the filing date, or 17 years from date of issuance, whichever period is longer. Patents filed on or after June 8, 1995 are good for 20 years from the date of filing.

We have filed for trademark protection for our product names, SEPET™ and HepatAssist™, which marks may become registered only upon commercialization of products.

Research and Development

We spent a total of $1,823,000 on research and development during the fiscal year ended December 31, 2006, $1,555,000 on research and development during the fiscal year ended December 31, 2005 and $1,426,000 on research and development during the fiscal year ended December 31, 2004. In addition, pursuant to our research agreement with Spectrum Laboratories, Spectrum Laboratories provided research and development services valued at $17,260 in 2003 for our liver assist systems. See, “Certain Relationships and Related Transactions.”

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

Vital Therapies, Inc. uses technology developed by predecessor companies Hepatix and VitaGen, Inc. Its bioartificial liver ELAD® utilizes a cell line derived from human liver cancer tissue and a conventional hollow fiber bioreactor. A Phase I clinical study of the newest ELAD® version was reported at the annual meeting of the American Association for the Study of Liver Disease in November 2004 in Boston. In patients with acute liver failure, treatment with ELAD® had no effect on survival when compared to patients receiving standard therapy. In January 2006, Vital Therapies, Inc. announced that it had received guidance from the FDA to allow it to begin shipment of its ELAD® cartridges to China in anticipation of pivotal clinical trials scheduled to begin in China in early 2006. This trial has been reported to be initiated with no results yet formally reported, although the company has issued favorable press releases regarding progress and preliminary results of the trial.

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

Government Regulation

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an IDE (in the case of a medical device such as SEPET™) or an IND (in the case of a drug or a combination product such as HepatAssist™) is filed with the FDA to begin human testing. Typically, a two-phase (for devices) or a three-phase (for drugs) clinical testing program is then undertaken. In phase 1 or feasibility phase, small clinical trials are conducted to determine the safety of the product. In phase 2 (typically not required for devices), clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product. In phase 3 or pivotal phase, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Variations on these paths can also occur, and repetition of particular phases may be required.

The time and expense required to perform this clinical testing can vary and be very substantial. No action can be taken to market any new device, drug or combination product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing clinical trials, the FDA regulates and usually inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If, after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We will also have to adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations.

The FDA has separate review procedures for medical devices before such products may be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification, or 510(k) Notification, of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced into interstate commerce. The manufacturer must obtain written clearance from the FDA before it can commence marketing the product. Among other requirements, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) Notification procedure, the manufacturer must file a Pre-Market Approval Application. The Pre-Market Approval (PMA) Application requires more extensive pre-filing testing than the 510(k) Notification procedure and involves a significantly longer FDA review process, although the process is typically less than for a new drug or combination product (in part because of the two-phase vs. three-phase clinical trial process described above).

SEPET™ may be regulated in the U.S. as a Class III medical device requiring a PMA review process, similar to medical devices for conducting plasma exchange; however, the FDA may classify it as a Class II device suitable for Section 510(k) approval (described above). We are currently in the process of designing a clinical trial to demonstrate the safety and efficacy of SEPET™ in treating patients with chronic liver failure, which we believe will be required for FDA approval of SEPET™ in case of either a PMA or a 510(k) review process. Accordingly, it is likely to be subject to a two-step approval process starting with a submission of an IDE and subsequent amendements to conduct human studies, followed by the submission of an application for Product Marketing Approval (PMA). The steps required before a product such as SEPET™ is likely to be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IDE for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; and (iv) the submission to the FDA of a product application. Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IDE, which must become effective before human clinical trials may commence. The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. Human clinical trials typically involve two sequential phases. Each trial must be reviewed and approved by the FDA before it can begin. The feasibility phase involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy. The pivotal phase typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population. The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product.

HepatAssist™ is classified by the FDA as a combination product comprising a biological therapeutic and a Class III medical device. Accordingly, it is subject to a two-step approval process starting with a submission of an IND to conduct human studies followed by the submission of applications for Product Marketing Approval (PMA) and Biologic License Approval (BLA). The steps required before a product such as HepatAssist™ may be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; and (iv) the submission to the FDA of a product application. Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. Human clinical trials typically involve three sequential phases. Each trial must be reviewed and approved by the FDA before it can begin. Phase I involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy. Phase II usually involves a trial in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. Phase III typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population. The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product. In the case of HepatAssist™, the product may be available for Phase III testing once the new platform to provide therapy (which we currently believe will be the PERFORMER) is found to be equivalent as a plasma perfusion apparatus to the original platform used in previous Phase I/II/III studies, and the FDA agrees to amend the previous IND to use the PERFORMER in a new Phase III clinical study. No assurance can be given that the results of the equivalency studies will show that the PERFORMER is a suitable platform for the HepatAssist™ Cell-Based Liver Support System. Finally, we will also have to re-establish an approved cell manufacturing capability or engage an approved third party provider of pig cells.

In addition to obtaining FDA approval, we will have to obtain the approval of the various foreign health regulatory agencies of the foreign countries in which we may wish to market our products. In Europe, we plan on seeking approval to market SEPET™ under the CE Mark and related device regulations which often require less clinical testing than comparable approval processes in the U.S. Label claims for medical devices marketed under the CE Mark are restricted to what has been proven in clinical trials, so initial efficacy claims are typically limited vs. those in the U.S. This can have an adverse impact on marketability of products.

Certain health regulatory authority (including those of Japan, France and the United Kingdom) have objected, and other countries regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver system is expected to utilize) due to safety concerns relating to porcine endogenous viruses. If we are unable to obtain the approval of the health regulatory authorities in any country, the potential market for our products will be reduced.

Employees

As of March 6, 2007, we employed six full-time employees and one part-time employee.  We have also engaged seven independent contractors under consulting agreements who provide services to us on a substantial part-time basis.  Of the foregoing employees and contractors, four are primarily engaged in administration or management, and the remaining ten persons are involved in scientific research, product development, clinical development, manufacturing development and/or regulatory compliance matters.  Our employees are not represented by a labor organization or covered by a collective bargaining agreement.  We have not experienced work stoppages and we believe that our relationship with our employees is good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our laboratory at Cedars-Sinai Medical Center in Los Angeles, California, which facilities we lease under a three-year lease that expires on June 30, 2007. We currently pay rent of $4,059 per month for the 628 square foot facility under the lease; however we have been informed by Cedars -Sinai Medical Center that they do not intend to renew the lease when it expires in June 2007, and we will need to find a new laboratory facility. We currently intend to replace this laboratory space with similar space in eastern Massachusetts and plan to relocate certain personnel to manage that new facility. Cedars-Sinai Medical Center is a stockholder of our company and was one of the initial stockholders of Arbios. See “Certain Relationships and Related Transactions.”

Since April 1, 2004, we have been leasing 1,700 square feet of administrative office space in a building across the street from our laboratories that are located at Cedars-Sinai Medical Center. Our office is located at 8797 Beverly Blvd., Suite 304, Los Angeles, California 90048. On September 1, 2005, we re-signed the lease for an additional two years. The office lease requires us to pay rent of $5,777 per month. Since December 5, 2005, we have been leasing approximately 600 square feet of administrative office space in Waltham, Massachusetts where our corporate headquarters and some of our executive management are located. The office lease, located at 1050 Winter Street, Suite 1000, Waltham, Massachusetts 02154, required us to pay a total of $18,040 for a period of seven months through June 30, 2006. The lease was extended in October 2006 at a rate of $5,102 per month, and is on a month to month basis.

We have also leased an animal breeding facility in Woodstock, Connecticut, originally intended to be used to harvest porcine livers for use in our HepatAssist™ product. The animal breeding facility lease in Connecticut commenced on April 1, 2005 and has a term of two years which requires us to pay $12,009 per month for approximately 1,680 square feet of space. We do not intend to renew the lease for this facility when the term ends on March 31, 2007 and will likely not enter into any lease for replacement of this facility until additional funds are raised for the HepatAssistTM program.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since March 18, 2004 under the symbol “ABOS.OB”. From the Reorganization until March 18, 2004, our common stock was listed on the Pink Sheets over-the-counter electronic trading system under the symbol “ABOS.OB” Prior to the Reorganization on October 30, 2003, our common stock was listed on the Pink Sheets under the symbol “HIAU,” but there was virtually no trading in the common stock.

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

The following table sets forth the range of high and low bid information for our common stock for each quarter within the last two years, as reported by Yahoo Finance and Bigcharts from CBS Marketwatch.com. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2005	$1.66	$1.60
June 30, 2005	$2.20	$2.10
September 30, 2005	$1.90	$1.80
December 31, 2005	$1.80	$1.74

March 31, 2006	$1.85	$0.65
June 30, 2006	$1.25	$0.90
September 30, 2006	$0.92	$0.42
December 31, 2006	$0.79	$0.46

Holders

As of March 6, 2007, there were 107 listed shareholders of record of our common stock, although we believe there may be substantially more shareholders who hold our common stock in street name.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common shares during fiscal year 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Restatement of Financial Statements

In January 2005 and March 2006 we closed financing transactions that included the issuance of warrants and the grant of registration rights. The Company has been accounting for the warrants in accordance with pronouncement EITF 00-19. Beginning in the quarter ended March 31, 2006 for the warrants issued in the January 2005 financing and in the quarter ended September 30, 2006 for the warrants issued in the March 2006 financing, in accordance with EITF 00-19, the Company recorded the fair value of these warrants as an accrued warrant liability and reduced additional paid-in capital by the amount of the recorded liability. In the quarters ended June 30, and September 30, 2006 changes to the accrued liability were reported in the Company’s statement of operations. However, the Company has determined that it should have included in the calculation of the fair value of the warrant the value of the anti-dilution provisions contained in the warrant agreements. The calculations of the fair value of the warrants did not include the value of the anti-dilutions provision for the filed financial statements included in our Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. Therefore, we will restate our financial statements for these periods as follows: 1) for the three month period ended March 31, 2006, additional paid in capital is decreased by $271,000 with a corresponding increase in the accrued warrant liability 2) for the three and six month periods ended June 30, 2006, other expense is increased by $63,000 with a corresponding increase in the accrued warrant liability, and 3) for the three month period ended September 30, 2006, additional paid in capital is decreased by $114,000 and other expense is increased by $49,000 with a corresponding increase in the accrued warrant liability of $163,000. For the nine month period ended September 30, 2006 additional paid-in capital is decreased by $385,000, other expense is increased by $112,000, and the accrued warrant liability is increased by $497,000.

	Three months	Three months	Six months	Three months	Nine months
	ended	ended	ended	ended	ended
	March 31, 2006	June 30, 2006	June 30, 2006	Sept. 30, 2006	Sept. 30, 2006
Net loss
As originally reported	$(1,069,468)	$(837,202)	$(1,906,670)	$(1,081,410)	$(2,988,080)
Adjustment		(63,000)	(63,000)	(49,000)	(112,000)
As adjusted	$(1,069,468)	$(900,202)	$(1,969,670)	$(1,130,410)	$(3,100,080)

Accrued warrant liability
As originally reported	$680,841		$407,717		$524,172
Adjustment	271,000		334,000		497,000
As adjusted	$951,841		$741,717		$1,021,172

Additional paid-in capital
As originally reported	$14,190,980		$14,296,357		$14,307,052
Adjustment	(271,000)		(271,000)		(385,000)
As adjusted	$13,919,980		$14,025,357		$13,922,052

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

Our current plan of operations for the next 12 months primarily involves research and development activities, including additional clinical trials for SEPET™ both domestically and internationally, and the preparation and submission of applications to 1) a Notified Body in Europe to secure CE Mark approval to market our SEPET™ Liver Assist Device in CE countries and 2) the FDA to commence a pivotal trial of SEPET™ targeted for subsequent FDA approval of SEPET™ in the U.S. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies and the timing and cost of regulatory submissions. Based on our current estimates, we currently have sufficient cash to conduct our plan of operations for the next six months from the date of this report; however, we are seeking additional investment from various investors, but currently have no firm agreements or commitments in this regard to fund future development of our products.

In April 2004 we purchased certain assets of Circe Biomedical including a portfolio of patents, rights to a bioartificial liver (HepatAssistTM), a Phase III IND, selected equipment, clinical and marketing data, and over 400 standard operating procedures and clinical protocols that have previously been reviewed by the FDA. The purchase price paid for these assets was $450,000, which amount has now been fully paid.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”), which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to affect the Company's financial condition or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted provisions of SAB 108 in the quarter ended December 31, 2006 without any impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 does not apply as the Company does not have a defined benefit pension or another post retirement plan.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently assessing the impact that this FSP may have in its financial statements.

Results of Operations

Comparison of Fiscal Year ended December 31, 2006 to Fiscal Year ended December 31, 2005.

Since we are still developing our products and do not have any products available for sale, we have not yet generated any revenues from sales. Revenues from periods prior to 2005 represent revenues recognized from government research grants that we have received.

General and administrative expenses of $3,315,174 and $2,394,546 were incurred for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the expenses include $662,000 in fees incurred to outside consultants, professionals and board member fees, $549,000 in payroll and payroll related costs, $1,076,000 in non-cash option and warrant charges, $239,000 in investor relation costs and other administrative expenses. For the year ended December 31, 2005, the expenses include $745,000 in fees incurred to outside consultants, professionals and board member fees, $509,000 in payroll and payroll related costs, $477,000 in non-cash option and warrant charges for grants awarded to consultants, $187,000 in investor relation costs and other administrative expenses. Professional fees decreased in 2006 due to a one time executive search recruitment fee incurred in 2005. The increase in non-cash option and warrant charges reflects the employee option grant charges recorded in the financial statements due to the adoption of SFAS 123(R) effective January 1, 2006 and the warrant charges incurred due to the warrant exercise term modifications granted to certain warrants expiring in 2006. The 2006 increase in payroll and payroll related expenses reflects, in part, the employment for the full year in 2006 as compared to nine months in 2005 of a Chief Executive Officer.

Research and development expenses of $1,822,614 and $1,554,507 were incurred for the years ended December 31, 2006 and 2005, respectively. Research and development expenses for 2006 consist primarily of $570,000 in payroll and payroll related expenses, $486,000 in SEPETTM development, manufacturing and clinical costs, $380,000 in consultant costs related to manufacturing, regulatory and product management, and $144,000 in HepatAssist™ facility costs. Research and development expenses for 2005 consist primarily of $414,000 in payroll and payroll related expenses, $362,000 in SEPETTM development, manufacturing and clinical costs, $226,000 in consultant costs related to manufacturing, regulatory and product management, $141,000 in employee costs from Cedars-Sinai and $108,000 in HepatAssist™ facility costs. Research and development costs increased by $268,107 from 2005 to 2006 and reflect increased expenditures for both the SEPETTM and HepatAssist™ programs. Payroll cost increases reflect 2006 full year salaries for employees that were hired in 2005, increased staff which replaced employee costs from Cedars-Sinai and the addition of new position for clinical research management. The increase in consulting costs reflects outsourced service costs incurred related to the SEPETTM Phase I trial.

The change in fair value of warrant liability reflects the net decline in the warrant liability valuation resulting in a non-cash benefit of $521,187.

Interest income of $154,697 and $125,286 was earned for the years ended December 31, 2006 and 2005 respectively. The increase in interest income of $29,411 results from the increase in short term interest offset, in part, by declining cash balances maintained in 2006.

Our net loss increased to $4,461,904 in 2006 from $3,823,903 in 2005. The increase in net loss is attributed to an increase in operating expenses incurred in the fiscal 2006 periods as compared to the same periods in 2005, without an increase in revenues.

Liquidity and Capital Resources

As of December 31, 2006, we had cash of $2,054,280. We do not have any bank credit lines. To date, we have funded our operations from the sale of debt and equity securities and from government research grants.

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

Based on our current estimates, we currently have sufficient cash to conduct our plan of operations for the next six months from the date of this report; however, we are seeking additional investment from various investors, but currently have no firm agreements or commitments in this regard to fund future development of our products.

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

A summary of our contractual cash obligations at December 31, 2006 is as follows:

Contractual Obligations	Total	2007	2008 and thereafter

Short-Term Office Leases	$107,000	$107,000	$-0-

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

All of our products are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our products. There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future. We currently do not expect to receive significant revenues from the sale of any of our products for at least the next three years. We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding for this project from a potential corporate partner.

Despite our prior private equity financings and current cash on hand, we still need to obtain significant additional capital to complete the development of our liver assist devices, which additional funding may dilute our existing stockholders.

Based on our current proposed plans and assumptions, we anticipate that our existing funds will not be sufficient to fund our operations and capital requirements for at least the 12-month period following the date of this Annual Report. We are seeking additional cash resources from interested investors; however, we can make no assurances that these funds will be raised in a timely manner. Additionally, the clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing SEPET™ will be approximately $5 million to $10 million, and the clinical cost of developing HepatAssist™ will be between $15 million and $20 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

The development, production and marketing of our products are subject to extensive regulation by government authorities in the United States and other countries. In the United States, our SEPET™ Liver Assist Device and our HepatAssistTM Cell-Based Liver Support System will require approval from the FDA prior to clinical testing and commercialization. The process for obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including, without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our products due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. We have not yet established with the FDA the nature and number of clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our HepatAssistTM products and these requirements may be more costly or time-consuming than we currently anticipate.

SEPETTM and HepatAssistTM are both novel in terms of their composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for products from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our products. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our products, would have a material adverse effect on our business, operating results and financial condition. The health regulatory authorities of certain countries, including those of Japan, France and the United Kingdom, have previously objected, and other countries’ regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver systems are designed to utilize) due to safety concerns that pig cells may transmit viruses or diseases to humans. If the health regulatory agencies of other countries impose a ban on the use of therapies that incorporate pig cells, such as our HepatAssistTM Cell-Based Liver Support System, we would be prevented from marketing our products in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan, France, the United Kingdom or other countries, the potential market for our products will be reduced.

Because our products are at an early stage of development and have never been marketed , we do not know if any of our products will ever be approved for marketing, and any such approval will take several years to obtain.

Before obtaining regulatory approvals for the commercial sale of our products, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of our SEPET™ or HepatAssist™ products. While the time periods for testing our products and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™ and approximately three to four years for HepatAssist™. We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these products and technologies. Before we can begin clinical testing of these products, we will need to amend the active Phase III IND to resume clinical testing of our HepatAssist™ product and complete the current feasibility clinical trial and file an investigational drug exemption, or IDE, amendment for SEPET™ with the FDA. Both applications will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. We have not yet completed preparation of these applications, and there can be no assurance that we will have sufficient experimental, clinical and technology validation data to justify the submission of said applications. Because of the early stage of development of each of our products, we do not know if we will be able to generate additional clinical data that will support the filing of the FDA applications for these products or the FDA’s approval of any product marketing approval applications or biologic license approval application that we do file.

The cost of conducting clinical studies of HepatAssist™ and SEPETTM exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

We are currently considering requesting FDA approval of an amendment to the Phase III clinical study of the HepatAssist™ system. Such a request will require that we supplement and/or amend the existing Phase III clinical protocol that was approved by the FDA for the original HepatAssist™ system on which the HepatAssist™ is based. The preparation of a modified or supplemented Phase III clinical protocol will be expensive and difficult to prepare. Although the cost of completing the Phase III study in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical study is authorized by the FDA, we currently estimate that the cost of conducting that study would be between $15 million and $20 million in addition to the base cost of operations of the Company. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III clinical protocol. The clinical tests that we would conduct under any FDA-approved protocol are very expensive to conduct and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III clinical protocol that we submit for HepatAssist™, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing. Additionally, we will need to raise additional funds to fund the pivotal clinical trial for our SEPETTM product domestically and abroad, since we do not have sufficient funds to cover the costs of these trials.

Our bioartificial liver system utilizes a biological component obtained from pigs that could prevent or restrict the release and use of those products.

Use of liver cells harvested from pig livers carries the potential risk of transmitting viruses harmless to pigs but possibly deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus, or PERV, but its ability to infect people is unknown. Repeated testing, including a 1999 study of 160 xenotransplant (transplantation from animals to humans) patients and the Phase II/III testing of the HepatAssist™ system by Circe Biomedical, Inc., has demonstrated no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our HepatAssistTM Cell-Based Liver Support System or subsequently banning any further use of our product should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

In addition to the potential health risks associated with the use of pig liver cells, our use of xenotransplantation technologies may be opposed by individuals or organizations on health, religious or ethical grounds. Certain animal rights groups and other organizations are known to protest animal research and development programs or to boycott products resulting from such programs. Previously, some groups have objected to the use of pig liver cells by other companies, including Circe Biomedical, Inc., that were developing bioartificial liver support systems, and it is possible that such groups could object to our HepatAssistTM Cell-Based Liver Support System. Litigation instituted by any of these organizations, and negative publicity regarding our use of pig liver cells in a bioartificial liver device, could have a material adverse effect on our business, operating results and financial condition.

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

Our business model calls for the outsourcing of the clinical development, manufacturing and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. We have not yet entered into any strategic alliances or other licensing or exclusive contract manufacturing arrangements and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or the manufacture or marketing of our products. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the products covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET™ and/or HepatAssistTM. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our products. In addition, we may need to utilize contract manufacturers to manufacture our products or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical sales force on a contract basis.

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

Although we have no agreement with Spectrum Laboratories for the manufacture of the SEPET™ cartridges, Spectrum Laboratories has also been providing us with cartridges for prototypes of SEPET™ and has expressed an interest in manufacturing the HepatAssist™ cartridge. Although Spectrum Laboratories has agreed to transfer all of the know-how related to these products to any other manufacturer of our products if Spectrum Laboratories is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer if we are unable to effectively transfer the Spectrum Laboratories know-how to another manufacturer. We have no control over Spectrum Laboratories or its suppliers, and if Spectrum Laboratories is unable to produce SEPETTM cartridges on a timely basis, our business may be adversely affected.

We currently do not have a manufacturing arrangement for the cartridges used in the HepatAssist™ system. While we believe there are several potential contract manufactures who can produce these cartridges, and we have taken substantial steps towards qualifying such a manufacturer, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all.

Because we are dependent on Medtronic, Inc. for the perfusion platform used in our HepatAssistTM, any failure or delay by Medtronic to make the perfusion platform commercially available will negatively affect our future operations.

We currently expect that a perfusion system known as the PERFORMER will become the platform for our HepatAssist™ system. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our bioartificial liver products. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of PERFORMERS needed to ensure that HepatAssistTM is commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such a system would cease until an alternate platform is developed or found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufacturers who can develop and manufacture perfusion platforms meeting the HepatAssist™ functional and operational characteristics, and there may be further platforms already developed which can meet those characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We currently own five issued U.S. patents on our liver support products, six issued foreign patents, have two patent applications pending, and are the licensee of sixteen additional issued U.S. liver support patents and the licensee of six additional liver support patent applications pending. We have relied substantially on the patent legal work that was performed for our assignors and licensors with respect to all of these patents, application and licenses, and while we have sought to independently verify aspects of the validity or other aspects of some of the patents or patent applications covering our products with our own patent counsel and with patent counsel for investors in our Company, there can be no assurance that such verifications have been accurate or exhaustive.

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

We are dependent upon our business and scientific personnel. We also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors and Scientific Advisory Board, many of whom have extensive backgrounds in the biomedical industry We do not carry key man life insurance on any of these individuals. On November 9, 2006, our Chief Scientific Officer, Jacek Rozga, M.D., Ph.D., announced his resignation from the Company as a full-time employee. The Company has agreed to retain Dr. Rozga as a consultant and will draw upon Dr. Rozga’s expertise from time-to-time as needed.

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

Our ability to successfully penetrate the market for our products may depend significantly on the availability of reimbursement for our products from third-party payers, such as governmental programs, private insurance and private health plans. We have not yet established reimbursement guidelines with Medicare, its counterparts in other countries, or any third-party payers. We cannot predict whether levels of reimbursement for our products, if any, will be high enough to allow us to charge a reasonable profit margin. Even with FDA or other regulatory approval in foreign countries, third-party payers may deny reimbursement if the payer determines that our particular new products are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursement similar to reimbursement for competing products, they may be unwilling to use our products since they will have to pay for the un-reimbursed amounts, which may well be substantial. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

Following on our acquisition of the HepatAssistTM system from Circe Biomedical, Inc., we might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating HepatAssistTM or any other acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, or incur employee dissatisfaction in connection with future acquisitions.

Our ability to continue as a going concern is dependent on future financing.

Our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2006, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our accountant’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.

Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our products. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our products and our liquidation.

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

Additionally, some of our outstanding warrants to purchase common stock have anti-dilution protection. This means that if we issue securities for a price less than the price at which the warrants are exercisable for shares of common stock, the warrants will become eligible to purchase more shares of common stock at a lower price, which will dilute the ownership of our common stockholders. The anti-dilution provision embedded in the warrants may also result in additional non-cash charges to our earnings, the extent of which is dependent on the size of future offerings and the market price of our common stock at the time of offering.

Substantial number of shares of common stock may be released onto the market at any time, and the sales of such additional shares of common stock could cause stock price to fall

As of March 6, 2007, we had outstanding 17,460,181 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004, February 2005, and June 2006 we registered a total of 8,015,480 shares of our common stock issuable upon the exercise of outstanding warrants. The shares underlying the warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 8,015,480 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 8,015,480 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 4,660,000 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 8,015,480 registered warrant shares, or the sale of any of the 4,660,000 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors,

•	developments with respect to patents or proprietary rights,

•	announcements of technological innovations by us or our competitors,

•	announcements of new products or new contracts by us or our competitors,

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

•	conditions and trends in the pharmaceutical and other industries,

•	new accounting standards,

•	general economic, political and market conditions and other factors, and the occurrence of any of the risks described in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm Report	F-1
Balance Sheet - As of December 31, 2006 and 2005	F-2
Statement of Operations - For the Years Ended December 31, 2006, 2005
and Period From August 23, 2000 (Inception) to December 31, 2006	F-3
Statement of Cash Flows - For the Years Ended December 31, 2006, 2005
and Period From August 23, 2000 (Inception) to December 31, 2006	F-4
Statements of Change in Stockholders’ Equity - For the Years Ended
December 31, 2006, 2005 and Period From August 23, 2000 (Inception) to December 31, 2006	F-5
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arbios Systems, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Arbios Systems, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from August 23, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbios Systems, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and from August 23, 2000 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, and has been dependent on outside equity to finance operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/Stonefield Josephson, Inc.
Certified Public Accountants

Los Angeles, California
April 13, 2007

ARBIOS SYSTEMS, INC.
(A development stage company)
BALANCE SHEETS
December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,054,280	$2,379,738
Short term investments	-	1,996,000
Prepaid expenses	147,163	195,841
Total current assets	2,201,443	4,571,579

Net property and equipment	73,110	101,629
Patent rights, net of accumulated amortization of $113,894 and $93,418, respectively	152,773	173,249
Other assets	62,827	55,773

Total assets	$2,490,153	$4,902,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$310,162	$160,649
Accrued expenses	132,073	152,362
Total current liabilities	442,235	313,011

Accrued warrant liability	763,654	-

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $.001 par value; 60,000,000 shares authorized; 17,460,181 and 16,232,909
shares issued and outstanding at December 31, 2006 and 2005 respectively	17,460	16,233
Additional paid-in capital	14,507,939	13,352,217
Deficit accumulated during the development stage	(13,241,135)	(8,779,231)
Total stockholders' equity	1,284,264	4,589,219

Total liabilities and stockholders' equity	$2,490,153	$4,902,230

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the years ended December 31,		Inception to
	2006	2005	December 31, 2006

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	3,315,174	2,394,546	8,322,089
Research and development	1,822,614	1,554,509	5,813,176
Total operating expenses	5,137,788	3,949,055	14,135,265

Loss before other income (expense)	(5,137,788)	(3,949,055)	(13,814,299)

Other income (expense):
Change in fair value of warrant liability	521,187	-	521,187
Interest income	154,697	125,286	296,115
Interest expense	-	(134)	(244,138)
Total other income (expense)	675,884	125,152	573,164

Net loss	$(4,461,904)	$(3,823,903)	$(13,241,135)

Net loss per share:
Basic and diluted	$(0.26)	$(0.24)

Weighted-average shares:
Basic and diluted	17,244,988	16,137,676

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31,		Inception to
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(4,461,904)	$(3,823,903)	$(13,241,135)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	52,442	59,249	252,219
Change in fair value of warrant liability	(521,187)	-	(521,187)
Patent rights impairment	-	91,694	91,694
Interest earned on discounted short term investments	8,652	(8,652)	-
Issuance of common stock, options & warrants for compensation	1,186,803	557,079	2,799,934
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Changes in operating assets and liabilities:
Prepaid expenses	48,678	(98,188)	(147,165)
Other assets	(7,054)	(22,609)	(62,827)
Accounts payable and accrued expenses	129,224	34,552	348,733
Other liabilities	-	64,695	64,695
Contract obligation	-	(250,000)	-
Net cash provided by operating activities	(3,564,346)	(3,396,083)	(9,796,290)

Cash flows from investing activities:
Additions of property and equipment	(3,447)	(23,489)	(144,796)
Purchase of short term investments	(12,889,073)	(8,977,714)	(21,866,787)
Maturities of short term investments	14,876,421	6,990,366	21,866,787
Net cash provided by and (used in) investing activities	1,983,901	(2,010,837)	(144,796)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	62,500	65,200
Net proceeds from issuance of common stock and warrants	1,254,987	6,227,594	11,313,249
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	(5,341)	(21,815)
Net cash provided by financing activities	1,254,987	6,284,753	11,995,366
Net (decrease) increase in cash	(325,458)	877,833	2,054,280

Cash at beginning of period	2,379,738	1,501,905	-

Cash at end of period	$2,054,280	$2,379,738	$2,054,280

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	-	-	$47,500
Accrued warrant liability	$763,654	-	$763,654

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2006

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2006

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Amendment of December 31, 2001
agreement for the issuance of
common stock agreement in
exchange for research and
development services					(495,599)	550,000		54,401

Deferred employee loan out
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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2006

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

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2006

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	$16,233	$13,352,217	-	($8,779,231)	$4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options
and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	$17,460	$14,507,939	-	($13,241,135)	$1,284,264

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies:

General:

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure.

The Company has a lead product under development, the SEPET™ Liver Assist Device, which is a blood purification therapy device for patients with liver failure. The Company has a second product candidate, the HepatAssist™ Cell-Based Liver Support System, which is a bioartificial liver; whose development is currently on hold pending raising of additional funds via a corporate partnership.

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. consummated a reverse merger, in which Arbios Technologies, Inc. became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its named to Arbios Systems, Inc. and is herein referred to as “Arbios Systems”. The stockholders of Arbios Technologies, Inc. transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of Arbios Technologies, Inc. in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of Arbios Technologies, Inc. Inasmuch as the former owners of Arbios Technologies, Inc. controlled the combined entity after the merger, the combination was accounted for as a purchase by Arbios Technologies, Inc. as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards No. 141 using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

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

Development Stage Enterprise and Going Concern:

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establish a new business. Its planned principal commercial operations have not yet commenced. Research and development, which were initiated in 2000 is being vigorously pursued including conduct of a human clinical trial. All losses accumulated since inception, have been considered as part of the Company’s development stage activities. As of March 2007, the Company currently does not have sufficient resources to fund operations for the next twelve months and its ability to continue as a going concern is in doubt. Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements. The Company is currently in the process of seeking additional capital, but makes no assurances that these funds can or will be raised.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies, Continued:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates were used in the calculation of stock option valuation, warrant liability valuation, property and equipment, and amortization of patents.

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

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2006 and 2005, the Company has no items that represent comprehensive income and therefore, the Company has not included a schedule of comprehensive income in the financial statements.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies, Continued:

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

Fair Value of Financial Instruments:

The Company’s financial instruments include cash, short-term investments, accounts payable, accrued expenses, and warrant liability, some of which have carrying amounts which approximate fair value due to their short maturities.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies, Continued:

Stock-Based Compensation, Continued:

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

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period.

Year ended
December 31, 2005
Net loss as reported	$(3,823,903)

Compensation recognized under:

SFAS 123	(984,514)
Pro forma net loss	$(4,808,417)
Basic and diluted loss per common share:
As reported	$(0.24)
Pro forma	$(0.30)

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Summary of Significant Accounting Policies, Continued:

Stock-Based Compensation, Continued:

As of December 31, 2006, there was $307,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.57 years. The total fair value of shares vested and unvested during the twelve months ended December 31, 2006 was $695,000, of which $663,000 is attributed to employee options.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees. The fair value of options and warrants at the date of grant and the assumptions utilized are indicated in the following table:

	For the Year Ended December 31 ,
	2006	2005
Weighted average of fair value at date of grant for options granted during the period	$0.87	$1.31

Risk-free interest rates	4.35% - 5.04%	3.77% - 4.45%
Expected option life in years	7	5-7
Expected stock price volatility	.72 - .77	.83 - .72
Expected dividend yield	-	-

Expected Volatility. The Company calculates the expected volatility of its stock options using historical volatility of weekly stock prices.

Expected Term. The expected term is based on historical observations of employee exercise patterns during the Company’s history.

Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of the U.S. Treasury security 5 year constant maturity rate.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Net Loss Per Common Share:

The Company utilizes SFAS 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. For the years ended December 31, 2006 and 2005, potential common shares aggregating 10,694,000 and 9,345,000, respectively, were excluded in computing the per share amounts because they are anti-dilutive.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies Continued:

Recent Accounting Pronouncements:

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted provisions of SAB 108 in the quarter ended December 31, 2006 without any impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS 157 on our financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently assessing the impact that this FSP may have in its financial statements.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)	Summary of Significant Accounting Policies Continued:

Recent Accounting Pronouncements Continued:

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning January 1, 2008.  The Company is currently assessing the impact of SFAS 159 on its financial statements.

(2)	Property and Equipment:

Property and equipment consisted of the following:

	2006	2005
Office equipment	$8,589	$8,589
Office furniture	7,297	7,297
Computer equipment	45,915	42,468
Medical equipment	107,993	107,993
	169,794	166,347
Less: accumulated depreciation	(96,684)	(64,718)
	$73,110	$101,629

Depreciation expense was $31,966, $29,649 and $96,684 for the years ended December 31, 2006 and 2005, and the period from August 23, 2000 (inception) to December 31, 2006, respectively.

(3)	Patent Rights:

In June 2001, the Company acquired, in exchange for junior preferred stock, exclusive rights to five existing patents, at which time the aggregate value of these rights was $400,000. At December 31, 2006 and 2005, the accumulated amortization of these rights was $113,894 and $93,418, and the estimated remaining life was 6 years. Amortization expense was $20,476 for the year ended December 31, 2006 and $29,602 for the year ended December 31, 2005 and $155,533 for the period from August 23, 2000 (inception) to December 31, 2006.

In conjunction with the preparation of the December 31, 2005 financial statements, and in accordance with FASB 144 “Accounting for the impairment or disposal of long-lived assets,” management reviewed the portfolio of capitalized patent rights and determined that two patents related to the LIVERAID membrane technology would not have future commercial uses or have economic benefit to the Company and concluded that the carrying value of the two patents is not recoverable. The two patents had a combined original value of $133,333, with $41,639 in amortized expense through December 31, 2005, resulting in an expense charge of $91,694, representing the remaining unamortized balance as of December 31, 2005.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(3)	Patent Rights Continued:

Future estimated amortization expense in each of the years from 2007 through 2011 is $20,476 and $50,393 thereafter.

In conjunction with certain patents rights described above, the Company committed to the licensor to spend a total of $1,760,000 in research and development expenses toward the development and promotion of products, commencing from the acquisition date until June 30, 2008. The Company has made expenditures to date to satisfy the entire research and development costs obligation of the agreement.

The Company is also subject to paying royalty fees to the licensor initially equal to 1.5% of the gross sales price of royalty bearing products. From year three to the tenth year of the license, the royalty fee percent will phase out evenly to 0%. As of December 31, 2006 and 2005, the Company had not paid any royalty fees since it did not have any sales of royalty bearing products.

In April 2004, the Company purchased patents and other selected assets from Circe Biomedical, Inc. In connection with the acquisition of these patents, the Company assumed a Royalty Agreement dated as of January 29, 1999, between Circe Biomedical, Inc. and Circe Acquisition Corp. The Company assumed the obligation to pay a royalty of 2% of “net sales” of any product that utilizes or incorporates the bioartificial liver patents, technology, inventions, and technical or scientific data that the Company acquired from Circe Biomedical. As of December 31, 2006 and 2005, the Company had not paid any royalty fees to Circe Biomedical Inc. since it did not have any sales of royalty bearing products.

Further patent rights are described in Footnote (11) Subsequent Event.

(4)	Deferred Employee Loan-Out Costs:

In June 2001, the Company received a commitment from a shareholder in the Company for the loan-out of certain employees over a two-year period in exchange for junior preferred stock (see Note 7). The Company deferred the estimated loan-out costs over the two-year period. The loan-out costs were expensed as the services were performed. At the expiration of the two-year period, the Company received an extension of the employee loan-out agreement for an additional two years. The employee loan out agreement expired on June 30, 2005. For the years ended December 31, 2006 and 2005, the employee loan out costs were $0 and $140,524, respectively. The employee loan out costs from inception to December 31, 2006 were $905,649.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(5)	Convertible Promissory Notes Continued:

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

 Description of Property

The Company currently maintains laboratory and office space at Cedars-Sinai Medical Center (“Cedars-Sinai”) in Los Angeles, California, which facilities are leased under a three-year lease that expires on June 30, 2007. Cedars-Sinai has informed us that the lease will not be renewed. The Company currently pays rent of $4,059 per month for the 1,008 square foot facility under the lease. Cedars-Sinai Medical Center is a stockholder of the Company.

Since April 1, 2004, the Company has leased 1,700 square feet of executive and administrative office space in a building across the street from its laboratories. In September 2005, the Company leased an additional 300 square feet of space for a total of 2,000 square feet. The rent for this space is $5,777 per month and the lease has a term of two years commencing September 2005.

The Company leased an animal breeding facility in Connecticut at $12,009 per month for two years commencing April 2005. The lease will terminate on March 31, 2007 and the Company does not intend to renew the lease at this time.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(6)	Commitments and Contingencies Continued:

In December 2005, the Company entered into a lease agreement for executive office space in Waltham, Massachusetts through June 30, 2006 at a total cost for the lease period of $18,040. The lease was extended in October 2006 at a rate of $5,102 per month, and is on a month-to-month basis.

Future minimum lease payments required under the operating leases for non-cancelable lease terms in excess of one year are $106,600 for 2007.

Rent expense was $312,239, $229,079, and $692,494 for the years ended December 31, 2006 and 2005, and the period from August 23, 2000 (inception) to December 31, 2006, respectively.

Agreements

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

The Company entered into clinical study agreements with Albert Einstein Medical Center in Philadelphia, Pennsylvania in August 2005 and with Cedars-Sinai Medical Center in Los Angeles, California in September 2005, the University of California, San Diego Medical Center in La Jolla, California in March 2006, and the University of California, San Francisco in San Francisco in August 2006 for the Company’s feasibility clinical trial for SEPETTM. The total estimated cost to conduct the entire clinical trial is $530,000 and is based upon a total enrollment of 15 patients at the four medical centers.   Additionally, the Company anticipates expenditures of approximately $309,000 for expenses associated with the clinical trial including data safety monitoring board fees, database design and analysis of clinical results and clinical trial insurance.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity:

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding. The Board of Directors has the authority to set by resolution the particular designation, preferences and other special rights and qualification of preferred stock.

Junior Preferred Stock

In June 2001, Arbios Technologies, Inc. issued 681,818 shares of junior preferred stock in exchange for $250,000 in cash, exclusive rights to certain patents and one pending patent valued at $400,000 (see Note 3), and future services of certain employees valued at $319,553 (see Note 4). In October 2003, all issued and outstanding shares of the junior preferred stock were converted into 681,818 shares of common stock.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Common Stock

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

In October 2003, Arbios Technologies, Inc. entered into a reorganization transaction wherein the stockholders of Arbios Systems retained 1,220,000 shares of the reorganized entity after the transaction. Since Arbios Systems was treated as the acquired company for accounting purposes, those shares were accounted for as being issued as of that date.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Common Stock

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Common Stock

The Company also entered into a Registration Rights Agreement with the investors in the January 2005 and March 2006 private placements pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. In accordance with “EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and other authoritative literature, it was determined that the warrants issued in the January 2005 private placement and the Registration Rights Agreement are free standing derivative financial instruments as defined in EITF 00-19. Further, as of the closing date of the private placement, and as of March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005, the warrants meet the requirements of equity classification as specified in EITF 00-19 since the maximum amount of liquidating damages was less than the value ascribed to the difference between the fair value of registered versus unregistered common stock.

Restricted Common Stock

In November 2006, the Company granted an aggregate of 89,845 shares of restricted stock to members of the Company’s Board of Directors in lieu of cash compensation for services rendered during the second half of FY 2006. The restricted stock grants vest 100% on June 30, 2007 and had a market price of $0.64 per share on the date of grant.

Warrants

In February 2005 the Company issued a warrant to purchase 200,000 shares of our common stock to an advisor as additional compensation for services rendered to us during the past 15 months.  The warrant has a term of five years and an exercise price of $2.90 per share (the closing trading price of our common stock on the OTC Bulletin Board on the date of grant).  The warrant was issued pursuant to an exemption available under Section 4(2) of the Securities Act.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Warrants

In March 2005, a warrant holder exercised his option to purchase 25,000 shares of common stock at an exercise price of $2.50 per share.

On September 28, 2006 the Company amended outstanding warrants to purchase an aggregate of 1,300,000 shares of common stock of the Company at exercise prices ranging from $1.00 to $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions and were scheduled to expire on either September 30, 2006 or October 23, 2006.  The amendment extends the expiration date of the Warrants until February 15, 2007. The value of the extension of the warrants was calculated using a Black Scholes valuation and resulted in a charge of $103,000 which was booked to our income statement during the third quarter of FY 2006.

On October 29, 2006 the Company amended outstanding warrants to purchase an aggregate of 4,375,000 shares of common stock of the Company, each of which has an exercise price of $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions.  Warrants to purchase 3,975,000 shares of common stock were scheduled to expire on October 29, 2006 and 400,000 of the Warrants are scheduled to expire on February 15, 2007.  The amendment extends the expiration date of the Warrants until October 29, 2008. The value of the extension of the warrants was calculated using a Black Scholes valuation and resulted in a charge of $380,000 which was booked to our income statement during the fourth quarter of FY 2006.

In addition, the Warrants contain a call provision whereby the Company can require the holders of the Warrants to exercise them if the market trading price of the Company’s common stock trades at a level of at least $4.00 per share for 20 consecutive trading days (the “Call Provision”).   In addition to amending the expiration date of the Warrants as described in the preceding paragraphs, the Company amended the Call Provision by lowering the trading price at which the Call Provision may be triggered from $4.00 per share to $3.25 per share.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Warrants

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

In January 2005, the Company completed a $6,611,905 private equity financing to a group of institutional investors and accredited investors. In the offering, 2,991,812 shares of the Company’s common stock were sold, at a price of $2.21 per share and the investors also received 5-year warrants to purchase an additional 1,495,906 shares of our common stock at an exercise price of $2.90 per share. The placement agent received 5-year warrants to purchase 114,404 shares of the Company’s common stock in addition to cash compensation of $253,000 plus expenses. The Company also entered into a Registration Rights Agreement with the investors in the January 2005 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon exercise of warrants issued in the transaction.  As a result of the Company’s March 6, 2006 private equity financing discussed above, an anti-dilution provision from the January 2005 private equity financing was triggered which resulted in an additional 94,033 warrant shares being issuable to warrant holders from the January 2005 private equity financing. Additionally, the exercise price was adjusted from $2.90 to $2.74 per share. The warrants are exercisable for five years from the date of issuance and can be redeemed by the Company after January 11, 2007 if the average trading price of the Company’s common stock for 20 consecutive trading days is equal to or greater than $5.80 and the average trading volume of the common stock is at least 100,000 shares during those 20 days.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Warrants
The registration rights agreement associated with the January 2005 and March 2006 private placements provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period for a maximum of eight 30 day periods, capped at 12%, if the Company failed to register such shares, or fails to warrant shares or maintain the effectiveness of such registration. As of the date the warrants were issued and for each subsequent reporting period through December 31, 2005, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. However, as of March 31, 2006 for the January 2005 private placement financing and as of September 30, 2006 for the March 2006 private placement, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the reasonable discount between registered and unregistered shares thereby making the settlement alternative uneconomic, and the warrants, valued at $1,285,000 were reclassified from equity to accrued warrant liability, based on the fair value of the warrants. For the quarters ended June 30, September 30 and December 31, 2006, the potential liquidated damages continued to exceed a reasonable discount between the fair value of the registered and unregistered shares, thereby making net share settlement an uneconomic alternative. The accrued warrant liability has been reduced by $521,000 based on the change in the fair value of the warrant liability.  The fair value of the warrant liability at December 31, 2006 was $764,000.

The warrants were valued using a Black Scholes option pricing model. Furthermore, the warrant agreements from the January 2005 and March 2006 financings contain anti-dilution provisions whereby in the event that, during the five year life of the warrants, the Company issues additional shares of common stock, subject to certain exceptions, at a lower common stock offering price than the then effective exercise price of the warrants, 1) the exercise price of the warrants would be adjusted downward based on a weighted average formula described in the agreement and 2)additional warrant shares would be allocated to the warrant holder based on the described formula. Such potential changes in exercise price and additional warrant shares were taken into account in the valuation of the anti-dilution provision based on the estimated potential dilutive effects of future successive equity financings including consideration of potential cash requirements, potential size, timing and terms of such financings, projected future prices and volatility of the Company’s stock, and other factors. The value of those estimated warrant shares issuable, together with the adjusted value of the estimated warrant shares with reduced exercise price, were determined using the Black Scholes option pricing model.

For the valuation of all warrants including their anti-dilution provisions, the assumptions used in the applications of the Black Scholes option pricing model are as follows: risk free interest rate 3.71%-5.07%, stock price volatility 0.71-0.83, expected life 1-5 years, dividend yield 0%.

At December 31, 2006, outstanding warrants to acquire shares of the Company's common stock are as follows:

Number of	Exercise
Shares	Price	Expiration date
100,000	$0.15	August 18, 2009
900,000	1.00	February 15, 2007
50,000	1.00	July 3, 2008
4,375,000	2.50	October 29, 2008
47,500	2.50	January 5, 2007
75,000	3.40	April 1, 2009
50,000	1.50	August 4, 2009
50,000	3.50	August 4, 2009
200,000	2.90	February 1, 2010
1,704,343	2.74	January 11, 2010
613,634	1.50	March 6, 2011
8,165,477

The weighted average exercise price of warrants outstanding at December 31, 2006 was $2.29 and the weighted average remaining contractual life of the warrants was 2.11 years.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Warrant transactions are summarized as follows:

	For the year ended December 31,
	2006			2005
		Weighted			Weighted
		Average			Average
	Shares	Price		Shares	Price

Warrants at beginning of year	7,457,810	$2.30		5,672,500	$2.11
Warrants issued	707,667	$1.66		1,810,310	$2.90
Warrants exercised				(25,000)	$2.50
Warrants forfeited

Warrants at end of year (2)	8,165,477	$2.29	(1)	7,457,810	$2.30

(1) Amount reflects adjusted exercise price for certain warrants due to antidulition provision  discussed  above.

(2) All warrants are exercisable at 12/31/06

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

For the years ended December 31, 2006 and 2005, the Company granted 30,000 and 60,000 options, respectively, to consultants and recorded expenses of $33,000 and $58,000 for the years ended December 31, 2006 and 2005 relating to the vested portion of these options.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Stock Options (Continued)

Transactions under the 2001 Plan during the year ended December 31, 2006 and 2005 are summarized as follows:

	For the year ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options at beginning of year	982,000	$1.88	731,000	$1.79
Options issued			266,000	$2.12
Options exercised
Options forfeited	-		(15,000)	$2.25

Options at end of year	982,000	$1.88	982,000	$1.88

Options exercisable at end of year	978,000	$1.87	935,000	$1.87

As of December 31, 2006, no options were available for future grant under the 2001 Stock Option Plan.

Transactions under the 2005 Plan during the year ended December 31, 2006 and 2005 are summarized as follows:

	For the year ended December 31, 2006		For the year ended December 31, 2005
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options at beginning of year	905,000	$1.98	-	-
Options issued	432,000	$1.25	910,000	$1.98
Options exercised
Options forfeited			(5,000)	$1.80

Options at end of year	1,337,000	$1.75	905,000	$1.98

Options exercisable at end of year	1,003,000	$1.83	284,000	$2.17

As of December 31, 2006, 1,251,000 options were available for future grant under the 2005 Stock Option Plan.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(7)	Stockholders’ Equity, Continued:

Stock Options (Continued)

Additional information with respect to option activity is summarized as follows:

	December 31, 2006
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractually	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price

$0.15 - $0.90	276,000	6.45	$0.73	154,000	$0.63
$1.00 - $1.85	1,327,000	3.77	1.59	1,111,000	1.54
$2.00 - $2.97	706,000	4.51	2.59	706,000	2.59
$3.40	10,000	2.32	3.40	10,000	3.40

	2,319,000	4.31	1.80	1,981,000	1.85

The following summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2006.

	Shares	Weighted Average Exercise Price

Non vested at December 31, 2005	668,000	$1.89
Granted	432,000	1.25
Vested	(763,000)	1.71
Non vested at December 31, 2006	337,000	$1.48

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The following table presents the current and deferred tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2006 and 2005:

	2006	2005
Current
Federal	-	-
State	-	_
Total Current Liability	-	-

Deferred
Federal	($1,430,000)	($1,010,000)
State	($488,000)	($289,000)
Total Deferred Liability	($1,918,000)	($1,299,000)

Valuation Allowance	$1,918,000	$1,299,000

Total	-	-

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(9)	Income Taxes, continued:

At December 31, 2006, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

	2006	2005
Deferred Tax Assets (Liability)
Current
Interest	$105,000	$105,000
Intangible	$194,000	$193,000
NOL	$4,439,000	$2,706,000
Deferred state tax	($377,000)	($211,000)
Stock options	$276,000	-
Credits	$150,000	-
Other	$76,000	$103,000
Non-Current
Amortization	($92,000)	($66,000)
Depreciation	($15,000)	$8,000
Net Deferred Tax Assets	$4,756,000	$2,838,000
Less Valuation Allowance	($4,756,000)	($2,838,000)

Net Deferred Tax Asset (Liability)	-	-

As of December 31, 2006, the Company has approximately $10,342,000 and $10,241,000 of Net Operating Losses (“NOL”) for federal and state purposes which begin to expire between 2022 and 2025 for federal and 2012 and 2015 for state purposes respectively.  The utilization of NOL carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(9)	Income Taxes, continued:

The income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Federal tax on pretax income at statutory rates	($1,459,000)	($1,300,000)
State tax, net of federal benefit	($327,000)	($191,000)
Other	($131,000)	$192,000
Valuation Allowance	$1,917,000	$1,299,000
Total	-	-

(10)	Related Party Transactions:

In 2001, the Company received the exclusive worldwide rights and a license to use certain proprietary rights from Spectrum Laboratories, Inc. (“Spectrum”), partially in exchange for 362,669 shares of common stock. The Chairman of the Board of Spectrum (“Spectrum Chairman”) is one of the majority stockholders of Spectrum Laboratories, Inc. and was previously a Director of the Company. In 2002, the Spectrum Chairman received stock options to purchase 18,000 shares of common stock at an exercise price of $0.15 per share as compensation as a Director of the Company. In 2003, the Spectrum Chairman received stock options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share as compensation as a Director of the Company. In 2004, the Spectrum Chairman received options to purchase 30,000 shares of common stock at an exercise price of $2.25 per share as compensation as a Director of the Company. In 2005, the Spectrum Chairman received options to purchase 15,000 shares of common stock at an exercise price of $2.48 per share as compensation as a Director of the Company.

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

There were no related party transactions during fiscal year 2006.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(11)	Employee Benefit Plan:

In May 2005, the Company adopted a 401-K defined contribution profit-sharing plan covering its employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $27,331 and $10,924 for the years ended December 31, 2006 and 2005.

(12)	Subsequent Events:

In March, 2007, the Company in-licensed a family of U.S. patents plus foreign counterparts and pending patent applications, and certain related trade secrets. The issued patents include broad claims for methods of treating liver failure, multi-organ failure, multi-organ dysfunction syndrome, sepsis, septic shock, systemic inflammatory response syndrome, and related inflammatory disorders by selective blood filtration. The patents and applications relate to the use of blood filtration devices which remove, from the blood of patients with the above disease conditions, a broad spectrum of inflammatory and other disease mediators ranging from small molecules through intermediate size blood proteins with molecular weights up to the size of beneficial immunoglobulins. The patents and/or applications also relate to the combined use of replacement fluids including human serum albumin or combined uses of secondary selective plasma adsorption devices and/or certain classes of anti-inflammatory therapeutic drugs, and to apparatus suitable for the above uses.

Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. The Company will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales. The Company will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees. The fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for Arbios. The contingent obligations under the license will total less than $500,000 over approximately the same period (however dependent on the pace of potential future patent issuances).

In connection with the license, the Company has also issued a warrant to the licensor for 225,000 common shares with an exercise price of $1.50 per share and a 6-year term expiring in March, 2013. The Company is further obligated to issue 50,000 stock options to a medical consultant in July, 2008, at the then fair market price of Arbios common stock, with a reasonable vesting term to be defined by Arbios.

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

ITEM 8B. OTHER INFORMATION

None.

Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. We will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales. We will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees. Our fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for Arbios. Our contingent obligations under the license will total less than $500,000 over approximately the same period (however dependent on the pace of potential future patent issuances).

In connection with the license, we also issued a warrant to the licensor for 225,000 common shares with an exercise price of $1.50 per share and a 6-year term expiring in March, 2013. The Company is further obligated to issue 50,000 stock options to a medical consultant in July, 2008, at the then fair market price of Arbios common stock, with a reasonable vesting term to be defined by Arbios.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position held by each of our directors and executive officers as of March 29, 2007. Directors are elected at each annual meeting and thereafter serve until the next annual meeting (currently expected to be held during the third calendar quarter of 2007) at which their successors are duly elected by the stockholders. Pursuant to the stock purchase agreement signed by the Company and investors in connection with the March 6, 2006 financing, it was agreed upon that no more than nine director nominees shall be elected at the next annual shareholders meeting.

Name	Age	Position
Walter C. Ogier	50	Director, President and Chief Executive Officer

John M. Vierling, M.D. (2)	61	Director, Chairman of the Board

Jack E. Stover (1)	54	Director

Thomas C. Seoh (1)(3)	49	Director

Thomas M. Tully (1)(2)(3)	61	Director

Dennis Kogod (2)(3)	47	Director

Scott L. Hayashi	35	Vice President of Administration, Chief Financial Officer and Secretary

David J. Zeffren	50	Vice President of Product Development

Shawn P. Cain	40	Vice President of Operations

(1) Member of Audit Committee.

(2) Member of Compensation Committee

(3)  Member of Nominating and Corporate Governance Committee.

Business Experience and Directorships

The following describes the backgrounds of the members of the management team and current directors.

Walter C. Ogier. Mr. Ogier was appointed President and Chief Executive Officer and a director of Arbios in November 2005 and has two decades of experience in the healthcare and biotechnology industries. Prior to joining Arbios, Mr. Ogier was President and Chief Executive Officer of Genetix Pharmaceuticals Inc., which is developing gene therapies for major genetic diseases and was affiliated with Johnson & Johnson, from December 2001 until November 2005. Prior to that, Mr. Ogier was President and Chief Executive Officer of Eligix, Inc., a Harvard University-affiliated company engaged in monoclonal antibody-based therapies for stem cell transplantation and cell therapies for cancer, from October 1997 through November 2001. Mr. Ogier was also previously Vice President of Marketing for Aastrom Biosciences and held various positions in marketing and business development within Baxter Healthcare Corporation and its Blood Therapy Group and was an industrial economist with SRI International (formerly Stanford Research Institute).

Shawn P. Cain  Mr. Cain joined the company as its Vice President of Operations in April 2005 and was previously employed by us as a part-time consultant from December 2003 to March 2005. From June 2003 to March 2005, Mr. Cain was employed at Becton Dickinson’s Discovery Labware, Biologics Business, where he was responsible for the operation of two manufacturing facilities that produced over 900 biologics products.  From January 1997 through May 2003, Mr. Cain was the Vice President of Operations for Circe Biomedical, Inc., where he was instrumental in the early development of the bioartificial liver technology, including development the company’s HepatAssistTM product.

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

David J. Zeffren Mr. Zeffren was first employed by us as a consultant in February 2004, before being appointed Vice President of Operations in November 2004, after which he became Vice President of Product Development in March 2005. Prior to joining Arbios, Mr. Zeffren had been the Chief Operating Officer of Skilled Health Systems, L.C., a healthcare technology and clinical research organization from 1999 to 2004. Mr. Zeffren was also Chief Operating Officer of Physician Care Management from 1996 to 1999. Mr. Zeffren was a Corporate Director, Business Development & Division Manager at INFUSX, Inc., a subsidiary of Salick Health Care, Inc. from 1993-1996. Mr. Zeffren has over 20 years of experience working in the healthcare and medical device industries.

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

Jack E. Stover. Mr. Stover has served as a director since November 2004. Mr. Stover is also a director of PDI, Inc. and Antares Pharma, Inc. Mr. Stover was elected the President and Chief Operating Officer of Antares Pharma, Inc., (a public specialty pharmaceutical company) in July 2004. In September 2004, he was named President, CEO and was appointed as a director of that company. Prior thereto, for approximately two years Mr. Stover was Executive Vice President, Chief Financial Officer and Treasurer of SICOR, Inc., a Nasdaq traded injectable pharmaceutical company that was acquired by Teva Pharmaceutical Inc. Prior to that, Mr. Stover was Executive Vice President and Director for Gynetics, Inc., a private women’s drug company, and the Senior Vice President, Chief Financial Officer, Chief Information Officer and Director for B. Braun Medical, Inc., a private global medical device and pharmaceutical company. For over 16 years, Mr. Stover was an employee and then a partner with PricewaterhouseCoopers, working in their bioscience industry division. Mr. Stover is also a CPA.

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

Key Employees and Consultants

Jacek Rozga, MD, Ph.D. Dr. Rozga is a co-founder of Arbios and has been Chief Scientific Officer of Arbios since its organization in August 2000. Dr. Rozga served as President of Arbios from August 2000 until November 2005. From October 2003 until March 2005, Dr. Rozga also acted as our Chief Financial Officer. Dr. Rozga is Chairman and Chief Executive Officer of OncoTx, Inc., a private California corporation since October 2005. Since 1992, Dr. Rozga has been a professor of Surgery at UCLA School of Medicine. Dr. Rozga was previously a research scientist at Cedars-Sinai Medical Center from 1992 to 2005. In November 2006, Dr. Rozga resigned as a full-time employee and executive officer of Arbios but continues to work on a part-time basis for the Company.

Ulrich Baurmeister, Ph.D. Dr. Baurmeister has been Chief Technology Officer of Arbios since November, 2006. He is an expert in the field of semi-permeable polymer membrane development. From 1982 until 2000, Dr. Baurmeister served in various senior research and development, marketing and business development roles at Membrana GmbH, a leading supplier of semi-permeable membranes for dialysis and water purification, and its parent companies, Akzo Nobel and Acordis AG. He was most recently Managing Director, Business Development, overseeing Membrana’s extension into new areas of business and technology. From 2000 to 2004, he continued at Membrana while also serving as Chief Executive Officer of MAT Adsorption Technologies GmbH & Co. KG, a Membrana spin-off venture that developed selective adsorption membrane technology. Dr. Baurmeister serves Arbios on a half-time contractor basis, alongside his role as Advisor and Senior Visiting Scientist at the University Hospital Charite in Berlin, Germany. He also serves on the boards of the Society of Artificial Organs, the International Society of Blood Purification, and the International Society for Apheresis, and he participates in various working groups in the fields of biocompatibility of materials and organ failure. Dr. Baurmeister works for Arbios on a part-time consulting basis.

Jan Stange, MD. Prof. Stange has been Senior Clinical Advisor to Arbios since early 2006 and he is currently overseeing the Company’s clinical development program. He is an expert in the clinical development of products for the treatment of liver failure, having managed pivotal phase, multi-center clinical trials for various liver failure indications in both the U.S. and Europe. From 2000 to 2005, he was a founder and the Medical Director of Teraklin GmbH, where he directed clinical trials of that company’s MARS Liver Assist system, currently owned by Gambro AS. Since 1992, Dr. Stange has held academic, clinical and research positions at the University of Rostock, Germany and the University of California, San Diego and has founded other medical products companies in addition to Teraklin. He is currently Professor of Bioartificial Therapies at the University of Rostock. He serves on the board of directors of Forum Liver Dialysis. Dr. Stange serves Arbios on a part-time contractor basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that Form 4’s were filed late to report stock option grants as follows: Thomas Seoh-one report covering two transactions, Dennis Kogod-one report covering two transactions, Roy Eddleman-one report covering one transaction, Marvin Hausman, M.D.-1 report covering one transaction, Amy Factor-one report covering two transactions, Jack Stover-one report covering two transactions, John Vierling, M.D.-one report covering two transactions, Jacek Rozga, M.D., Ph.D.-one report covering one transaction, and Thomas Tully-one report covering two transactions.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2006, 2005, and 2004 of (i) all persons who served as the Chief Executive Officer of this company during the fiscal year ended December 31, 2006 and (ii) each other person who was an executive officer on December 31, 2006 and whose total annual salary and bonus during the fiscal year ended December 31, 2006 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executive Officers.") The information set forth below includes all compensation paid to the Named Executive Officers by ATI before the Reorganization by ATI, and all compensation paid to such individual by both Arbios and ATI since the Reorganization.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(6)	Total

Walter C. Ogier,(1)	2006	$300,000	-	-	-	$7,980	$307,980
President and Chief	2005	$46,057	$50,000	$578,227	-	-	$674,284
Executive Officer

Jacek Rozga, M.D., Ph.D. (2)	2006	$183,333	-	-	-	$6,220	$189,553
Chief Scientist	2005	$199,177	-	$15,150	$24,000	$2,750	$241,077
	2004	$198,909	-	$55,123	$20,000	-	$274,032
	2003	$143,125	-	$3,461	$15,000	-	$161,586

Scott L. Hayashi,	2006	$109,167	-	$25,103	-	$3,759	$138,029
Vice President of	2005	$102,291	-	$23,636	$9,450	$2,120	$137,497
Administration, Chief	2004(3)	$80,000	$12,000	$16,598	-	$8,000	$116,598
Financial Officer and Secretary

David J. Zeffren,	2006	$117,000	-	-	-	$3,479	$120,479
Vice President of Product	2005	$114,346	-	$23,636	$5,400	$2,404	$145,786
Development	2004(4)	$120,000	-	$26,130	-	-	$146,130

Shawn P. Cain,(5)	2006	$160,000	-	$43,930	-	$5,505	$209,435
Vice President of	2005	$110,000	-	$33,788	$12,000	$259	$156,047
Operations

(1)   Mr. Ogier was appointed our President and Chief Executive Officer in November 2005.

(2)   Dr. Rozga resigned as a full-time employee and executive officer in November 2006 and works for the Company as a part-time employee currently.

(3)   Mr. Hayashi joined Arbios in February 2004. Mr. Hayashi received $8,000 in cash payments for health and benefits in 2004.

(4)   Mr. Zeffren joined Arbios Systems, Inc. in February 2004 as a consultant before becoming an executive officer of this company in November 2004. The compensation shown includes amounts paid both as a consultant and as an officer of the Company.

(5)   Mr. Cain was employed by Arbios Systems, Inc. as a consultant from January 2005 to March 2005 and subsequently was appointed an executive officer in April 2005. Mr. Cain received $3,000 in consulting fees for the period from January 2005 to March 2005.

(6)   Includes company matching contributions in the Arbios 401(k) Plan and group life insurance premium gross ups.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2006. There were no exercises of options by the Named Executive Officers in fiscal year 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price		Option Expiration Date
Walter C. Ogier	291,666	208,334	500,000	(1)		$1.85	11/8/2010
Jacek Rozga, M.D., Ph.D.	12,000 30,000 18,000 18,000	- - - -	12,000 30,000 18,000 18,000	(2) (3) (4) (5)	$ $ $ $	2.22 2.25 0.15 1.00	7/7/2012 2/9/2011 7/23/2012 4/20/2010
Scott L. Hayashi	4,165 10,000 12,000 10,000	35,835 - - -	40,000 10,000 12,000 10,000	(6) (7) (8) (9)	$ $ $ $	0.85 1.85 2.90 2.25	7/31/2013 3/24/2010 3/1/2010 2/9/2009
David J. Zeffren	12,000 10,000	- -	12,000 10,000	(8) (10)	$ $	2.90 2.00	3/1/2010 2/9/2009
Shawn P. Cain	7,290 28,750	62,710 1,250	70,000 30,000	(11) (12)	$ $	0.85 1.65	7/31/2013 3/31/2010

(1)
The option to purchase 500,000 shares of common stock was granted on 11/08/2005 and vests according to the following schedule: 50% of the option shall vest on the one year anniversary 11/08/2006, the remaining 50% shall vest on a monthly basis during the second year following the date of grant.

(2)	The option to purchase 12,000 shares of common stock was fully vested on 07/07/2006.

(3)	The option to purchase 30,000 shares of common stock was fully vested on 02/11/2005.

(4)	The option to purchase 18,000 shares of common stock was fully vested on 02/15/2003.

(5)	The option to purchase 18,000 shares of common stock was fully vested on 04/21/2004.

(6)	The option to purchase 40,000 shares of common stock was granted on 07/31/2006 and vests on a monthly basis for a period of 48 months from the grant date.

(7)	The option to purchase 10,000 shares of common stock was fully vested on 03/24/2006.

(8)	The option to purchase 12,000 shares of common stock was fully vested on 03/01/2006.

(9)	The option to purchase 10,000 shares of common stock was fully vested on 02/11/2005.

(10)	The option to purchase 10,000 shares of common stock was fully vested on 02/11/2005.

(11)	The option to purchase 70,000 shares of common stock was granted on 07/31/2006 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(12)	The option to purchase 30,000 shares of common stock was granted on 03/31/2005 and vests on a pro-rata monthly basis for a period of 24 months from the date of grant.

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

On January 1 of each year, committee members receive an annual grant of a stock option to purchase 5,000 shares of common stock for each committee for which they are a member. The option will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the grant date. The option will vest in equal monthly installments over the 12-month period following the grant date.

Cash Compensation

Effective March 24, 2005, all non-employee directors were paid $1,500 for each day they attend a Board of Directors meeting in person ($1,000 if they attend a meeting by telephone), and $500 for each telephonic Board meeting ($1,000 for each telephonic meeting if the meeting lasts longer than two hours). In addition, the Chairman of the Board and Chairman of the Audit Committee would receive $25,000 annually (payable quarterly), and the Chairman of the Nomination Committee and the Chairman of the Compensation Committee would receive $10,000 annually (payable quarterly). Effective June 30, 2006, this policy was amended and the company terminated all cash compensation payments to non-employee directors. The company does reimburse all directors for any expenses incurred by them in attending meetings of the Board of Directors.

During the fiscal year ended December 31, 2006, each of our directors was granted an annual grant of stock options to purchase 15,000 shares of common stock at an exercise price of $1.66 per share. In addition, board committee members received an annual grant of stock options to purchase 5,000 shares of common stock at an exercise price of $1.66 per share for each committee they are a member. All director and committee member options are granted at the market price on the day preceding the date of grant and have a term of seven years and vest on a monthly basis from the date of grant. On June 30, 2006, the Board resolved to suspend cash compensation for independent members and to issue restricted stock instead to help the Company maintain its cash reserves. In November 2006, members of the Board of Directors received a total of 89,845 shares of restricted stock in lieu of cash compensation for services rendered during the period July 1, 2006 to December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
John M. Vierling(1)	$17,500	$16,819	$33,704	$68,023
Jack E. Stover(2)	$17,500	$16,819	$33,704	$68,023
Thomas C. Seoh(3)	$10,000	$9,399	$34,664	$54,063
Thomas M. Tully(4)	$9,500	$9,399	$40,858	$59,758
Dennis Kogod(5)	$1,500	$4,452	$31,586	$37,538

The following notes describe stock option and restricted stock grants during FY 2006. The fair value of the stock options was determined using the Black Scholes option pricing model in accordance with SFAS 123R as described in Note 1 of the financial notes.

1.	John M. Vierling, M.D. received 1) an option to purchase 44,957 shares of common stock with a fair value of $33,704, and 2) a restricted stock grant of 26,563 shares with a fair value of $16,819.

2.	Jack E. Stover received 1) an option to purchase 44,957 shares of common stock with a fair value of $33,704, and 2) a restricted stock grant of 26,563 shares with a fair value of $16,819.

3.	Thomas C. Seoh received 1) an option to purchase 37,856 shares of common stock with a fair value of $34,664, and 2) a restricted stock grant of 14,844 shares with a fair value of $9,399.

4.	Thomas M. Tully received 1) an option to purchase 28,613 shares of common stock with a fair value of $40,858 and 2) a restricted stock grant of 14,844 shares with a fair value of $9,399.

5.	Dennis Kogod received 1) an option to purchase 30,294 shares of common stock with a fair value of $31,586 and 2) a restricted stock grant of 7,031 shares with a fair value of $4,452.

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

On November 30, 2006, our Chief Scientific Officer, Dr. Jacek Rozga, resigned as an executive officer and was subsequently converted from a full-time to a part-time employee. Dr. Rozga continues to provide services to the Company on a part-time basis as the Company’s Chief Scientific Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2006, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,628,876	$1.50	1,371,124
Equity compensation plans not approved by security holders	637,000(2)	$2.41	-0-
Total	3,265,876 (3)	$1.69	1,371,124

(1) These plans consist of our 2001 Stock Option Plan and 2005 Stock Incentive Plan.

(2) Represents warrants to purchase shares of our common stock issued to our consultants.

(3) Includes restricted stock grants totaling 172,199 shares of common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 6, 2007 there were 17,460,181 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Except as otherwise indicated, the address of each stockholder is c/o the company at 8797 Beverly Blvd., Suite 304, Los Angeles, California, 90048.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Class
Jacek Rozga, M.D., Ph.D.	2,228,000	(2)	12.7%
Achilles A. Demetriou, M.D., Ph.D and Kristin P. Demetriou	2,500,000	(3)	14.3%
John M. Vierling, M.D.	224,187	(4)	*
Walter C. Ogier	400,833	(5)	*
Jack E. Stover	139,187	(6)	*
Thomas C. Seoh	106,033	(7)	*
Dennis Kogod	100,658	(8)	*
Thomas Tully	128,457	(9)	*
Scott L. Hayashi	43,333	(10)	*
David Zeffren	72,000	(11)	*
Shawn Cain	44,583	(12)	*
Gary Ballen	1,139,222	(13)	6.3%
LibertyView Funds, LP 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	1,578,892	(14)	8.8%
LibertyView Special Opportunities Fund, LP 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	2,382,444	(15)	13.1%
Neuberger Berman LLC 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	4,498,239	(16)	24.0%
All executive officers and directors as a group (10 persons)	2,788,750	(17)	14.9%

*	Less than 1%.

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

(2)	Includes currently exercisable options to purchase 78,000 shares of common stock.

(3)
Consists of 2,500,000 shares owned by the A & K Demetriou Family Trust, of which Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou each are co-trustees with the right to vote or dispose of the trust’s shares.

(4)	Consists of i) currently exercisable options to purchase 197,624 shares of common stock, ii) 26,563 shares of restricted common stock.

(5)	Consists of i) currently exercisable options to purchase 395,833 shares of common stock and ii) 5,000 shares of common stock.

(6)	Consists of i) currently exercisable options to purchase 111,624 shares of common stock ii) 26,563 shares of restricted common stock and iii)1,000 shares of common stock.

(7)	Consists of i) currently exercisable options to purchase 91,189 shares of common stock, ii) 14,844 shares of restricted common stock.

(8)	Consists of i) currently exercisable options to purchase 83,627 shares of common stock, ii) 7,031 shares of restricted common stock, and iii) 10,000 shares of common stock.

(9)	Consists of i) currently exercisable options to purchase 113,613 shares of common stock, ii) 14,844 shares of restricted common stock.

(10)	Consists of i) currently exercisable options to purchase 40,333 shares of common stock, ii) 3,000 shares of common stock.

(11)
Consists of i) 25,000 shares owned by Mira Zeffren, David Zeffren’s wife, (ii) warrants to purchase 25,000 shares registered in the name of Mira Zeffren, and (iii) currently exercisable options held by David Zeffren for the purchase of 22,000 shares of common stock.

(12)	Consists of currently exercisable options to purchase 44,583 shares of common stock.

(13)
Consists of (i) 417,000 shares of common stock registered in Mr. Ballen’s name, (ii) currently exercisable warrants to purchase 600,000 shares of common stock owned by Mr. Ballen, and (iii) 122,222 shares registered in the name of American Charter & Marketing LLC, over which Mr. Ballen has voting and investment control.

(14)
Consists of (i) 1,100,619 shares of common stock and (ii) currently exercisable warrants to purchase 478,273 shares of common stock. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(15)
Consists of (i) 1,724,169 shares of common stock and (ii) currently exercisable warrants to purchase 658,275 shares of common stock. LibertyView Special Opportunities Fund, LP, LibertyView Funds, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(16)
Includes shares of common stock and currently exercisable warrants to purchase shares of common stock held by Liberty Funds, LP and LibertyView Special Opportunities Fund, LP (see footnotes 14 and 15). Also includes (i) 386,689 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Fund and (ii) currently exercisable warrants to purchase 136,363 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Plan. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(17)	Includes currently exercisable options and warrants to purchase 1,203,427 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company did not enter into any related party transactions in FY 2006.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, between the Registrant, Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy Swank and Raymond Kuh (1)

3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 3, 2005 (10)

3.2	Certificate of Correction filed with the Secretary of State of the State of Delaware on July 6, 2005 (10)

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 25, 2005 (10)

3.4	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 26, 2005 (10)

3.5	Bylaws (10)

4.1	Form of Common Stock certificate (10)

4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Registrant upon the assumption of the Arbios Technologies, Inc. outstanding Warrant (3)

4.3	Common Stock Purchase Warrant, dated April 1, 2004, issued to Wolfe Axelrod Weinberger Associates LLC (4)

4.4	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc., dated January 11, 2005, issued to investors and placement agent (5)

10.1	Form of 2001 Stock Option Plan (2)*

10.2	Facilities Lease, entered into as of June 30, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.3	Standard Multi-Tenant Office Lease, dated as of August 16, 2005, by and between Beverly Robertson Design Plaza and Arbios Systems, Inc. (10)

10.4	Employee Loan-Out Agreement, entered into effective as of July 1, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.5	Second Amendment to Employee Loan-Out Agreement, entered into effective as of May 7, 2003, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.6	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.7	Spectrum Labs License Agreement (3)

10.8	Third Amendment to Employee Loan-Out Agreement, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Systems, Inc. (4)

10.9	Asset Purchase Agreement among Circe Biomedical, Inc., a Delaware corporation, Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004(4)

10.10	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.11	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.12	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.13	Third Amendment to Facilities Lease, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.14	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein. (5)

10.15	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein.(5)

10.16
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga.

10.17	Employment Offer Letter, dated December 30, 2004, between Arbios Systems, Inc. and David Zeffren.* (10)

10.18	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain.* (10)

10.19	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi.* (10)

10.20	Employment Agreement, entered into between Arbios Systems, Inc. and Amy Factor, effective as of March 31, 2005 (6)*

10.21	Employment Offer Letter, dated July 28, 2005, between Arbios Systems, Inc. and Jacek Rozga, M.D., Ph.D. (7)*

10.22	2005 Stock Incentive Plan (8)*

10.23	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (8)*

10.24	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier. (9)*

10.25	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D. (9)

10.26	Form of Lease, dated April 1, 2005, between Arbios Technologies, Inc. and American Integrated Biologics, Inc. (7)

10.27	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (11)

10.28	Form of Warrant Agreement, Immunocept, LLC license (11)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(10) Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, which exhibit is hereby incorporated herein by reference.

(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 2007, which exhibit is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal year ended December 31, 2006 and 2005 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $73,670 and $53,083 respectively.

Audit-Related Fees

Stonefield Josephson, Inc. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2006 and 2005.

Tax Fees

Stonefield Josephson, Inc. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and December 31, 2005.

All Other Fees

Stonefield Josephson, Inc. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2006 and 2005.

 Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm. The Audit Committee pre-approved all services performed by Stonefield Josephson, Inc. during 2006 and 2005.

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

ARBIOS SYSTEMS, INC.

Date: April 16, 2007	By:	/s/ WALTER C. OGIER
Walter C. Ogier, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER C. OGIER Walter C. Ogier	President and Chief Executive Officer (principal executive officer)	April 16, 2007

/s/ SCOTT L. HAYASHI Scott L. Hayashi	Chief Financial Officer (principal financial officer and principal accounting officer)	April 16, 2007

/s/ JOHN M.VIERLING, MD John M. Vierling, MD	Chairman of the Board, and Director	April 16, 2007

/s/ JACK E. STOVER Jack E. Stover	Director	April 16, 2007

/s/ THOMAS C. SEOH Thomas C. Seoh	Director	April 16, 2007

/s/ THOMAS M. TULLY Thomas M. Tully	Director	April 16, 2007

/s/ DENNIS KOGOD Dennis Kogod	Director	April 16, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, between the Registrant, Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy Swank and Raymond Kuh (1)

3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 3, 2005 (10)

3.2	Certificate of Correction filed with the Secretary of State of the State of Delaware on July 6, 2005 (10)

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 25, 2005 (10)

3.4	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 26, 2005 (10)

3.5	Bylaws (10)

4.1	Form of Common Stock certificate (10)

4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Registrant upon the assumption of the Arbios Technologies, Inc. outstanding Warrant (3)

4.3	Common Stock Purchase Warrant, dated April 1, 2004, issued to Wolfe Axelrod Weinberger Associates LLC (4)

4.4	Form of Warrant to Purchase Common Stock of Arbios Systems, Inc., dated January 11, 2005, issued to investors and placement agent (5)

10.1	Form of 2001 Stock Option Plan (2)*

10.2	Facilities Lease, entered into as of June 30, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.3	Standard Multi-Tenant Office Lease, dated as of August 16, 2005, by and between Beverly Robertson Design Plaza and Arbios Systems, Inc. (10)

10.4	Employee Loan-Out Agreement, entered into effective as of July 1, 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.5	Second Amendment to Employee Loan-Out Agreement, entered into effective as of May 7, 2003, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.6	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)

10.7	Spectrum Labs License Agreement (3)

10.8	Third Amendment to Employee Loan-Out Agreement, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Systems, Inc. (4)

10.9	Asset Purchase Agreement among Circe Biomedical, Inc., a Delaware corporation, Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004(4)

10.10	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.11	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.12	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)

10.13	Third Amendment to Facilities Lease, entered into effective as of June 21, 2004, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (4)

10.14	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein. (5)

10.15	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein.(5)

10.16
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga.

10.17	Employment Offer Letter, dated December 30, 2004, between Arbios Systems, Inc. and David Zeffren.* (10)

10.18	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain.* (10)

10.19	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi.* (10)

10.20	Employment Agreement, entered into between Arbios Systems, Inc. and Amy Factor, effective as of March 31, 2005 (6)*

10.21	Employment Offer Letter, dated July 28, 2005, between Arbios Systems, Inc. and Jacek Rozga, M.D., Ph.D. (7)*

10.22	2005 Stock Incentive Plan (8)*

10.23	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (8)*

10.24	Employment Offer Letter, dated October 17, 2005, between Arbios Systems, Inc. and Walter C. Ogier. (9)*

10.25	Consulting Agreement, dated October 1, 2005, between Arbios Systems, Inc. and Marvin S. Hausman, M.D. (9)

10.26	Form of Lease, dated April 1, 2005, between Arbios Technologies, Inc. and American Integrated Biologics, Inc. (7)

10.27	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (11)

10.28	Form of Warrant Agreement, Immunocept, LLC license (11)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(10) Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, which exhibit is hereby incorporated herein by reference.

(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 2007, which exhibit is hereby incorporated by reference.