Form 10QSB
period 2007-03-31
ARBIOS SYSTEMS INC
filed 2007-05-18
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603

ARBIOS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Winter Street, Suite 1000, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

(781) 839-7293
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

On May 7, 2007, there were 24,956,643 shares of common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ARBIOS SYSTEMS, INC.
FORM 10-QSB

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,344,817	$2,054,280
Prepaid expenses	105,300	147,163
Total current assets	1,450,117	2,201,443

Net property and equipment	66,256	73,110
Patent rights, net of accumulated amortization of $119,014 and $113,894, respectively	147,653	152,773
Other assets	50,818	62,827

Total assets	$1,714,844	$2,490,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$446,933	$310,162
Accrued expenses	550,941	132,073
Total current liabilities	997,874	442,235

Long term contract obligations	250,000	-
Accrued warrant liability	-	763,654
Total liabilities	1,247,874	1,205,889

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $.001 par value; 60,000,000 shares authorized; 17,460,181
shares issued and outstanding at March 31, 2007 and December 31, 2006	17,460	17,460
Additional paid-in capital	16,080,301	14,507,939
Deficit accumulated during the development stage	(15,630,791)	(13,241,135)
Total stockholders' equity	466,970	1,284,264

Total liabilities and stockholders' equity	$1,714,844	$2,490,153

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		Inception to
	2007	2006	March 31, 2007

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	675,831	744,064	8,997,920
Research and development	1,030,993	366,190	6,844,169
Total operating expenses	1,706,824	1,110,254	15,842,089

Loss before other income (expense)	(1,706,824)	(1,110,254)	(15,521,123)

Other income (expense):
Change in fair value of warrant liability	-	-	521,187
Equity offering contingency	(180,000)	-	(180,000)
Interest income	18,355	40,786	314,470
Interest expense	-	-	(244,138)
Total other income (expense)	(161,645)	40,786	411,519

Net loss	$(1,868,469)	$(1,069,468)	$(15,109,604)

Net loss per share:
Basic and diluted	$(0.11)	$(0.06)

Weighted-average shares:
Basic and diluted	17,460,181	16,587,454

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Inception to
	2007	2006 (Restated)	March 31, 2007
Cash flows from operating activities:
Net loss	$(1,868,469)	$(1,069,468)	$(15,109,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	11,974	12,651	264,193
Change in fair value of warrant liability	-	-	(521,187)
Patent rights impairment	-	-	91,694
Interest earned on discounted short term investments	-	8,406	-
Issuance of common stock, options and warrants for compensation	212,951	210,739	3,012,885
Insurance of warrant for patent acquisition	74,570		74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Changes in operating assets and liabilities:
Prepaid expenses	41,863	43,348	(105,302)
Other assets	12,009	4,987	(50,818)
Accounts payable and accrued expenses	555,639	(24,758)	904,372
Other liabilities	-	-	64,695
Contractual obligation	250,000	-	250,000
Net cash provided by operating activities	(709,463)	(814,095)	(10,505,753)

Cash flows from investing activities:
Additions of property and equipment	-	(3,447)	(144,796)
Purchase of short term investments	-	(5,954,653)	(21,866,787)
Maturities of short term investments	-	4,965,947	21,866,787
Net cash provided by and (used in) investing activities	-	(992,153)	(144,796)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	-	65,200
Net proceeds from issuance of common stock and warrants	-	1,310,092	11,313,249
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	1,310,092	11,995,366
Net (decrease) increase in cash	(709,463)	(496,156)	1,344,817

Cash at beginning of period	2,054,280	2,379,738	-

Cash at end of period	$1,344,817	$1,883,582	$1,344,817

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	-	-	$47,500
Accrued warrant liability	$-	$951,841	$1,284,841

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	$16,233	$13,352,217	-	($8,779,231)	$4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options
and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	$17,460	$14,507,939	-	($13,241,135)	$1,284,264

Cumulative effect of change in accounting principle:
Adjust retained earnings at January 1, 2007 for change in accounting principle							(521,187)	(521,187)
Reclassification of warrants					1,284,841			1,284,841
Issuance of common stock, options
and warrants for compensation					153,926			153,926

Stock warrant term extension			-		59,025			59,025

Insurance of warrant for patent acquisition					74,570			74,570

Net loss							(1,868,469)	(1,868,469)

Balance, March 31, 2007	-	-	17,460,181	$17,460	$16,080,301	-	($15,630,791)	$466,970

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Three Months Ended March 31, 2007

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

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. consummated a reverse merger, in which Arbios Technologies, Inc. became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its named to Arbios Systems, Inc. and is herein referred to as “Arbios Systems”. The stockholders of Arbios Technologies, Inc. transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of Arbios Technologies, Inc. in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of Arbios Technologies, Inc. The former owners of Arbios Technologies, Inc. controlled the combined entity after the merger, and the combination was accounted for as a purchase by Arbios Technologies, Inc. as the acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards No. 141: Business combinations, using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Pro forma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems are included in the statements of the Company from the date of acquisition.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of March 31, 2007, and the results of operations for the period presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year. As of the date of the filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, the Company estimates that it has cash to operate for at least the next twelve months, based in part upon the private placement on April 23, 2007 which raised gross proceeds of $4,861,000 reduced by estimated fund raising costs of $400,000 resulting in estimated net proceeds of $4,461,000.

(2) Restatement of Condensed Financial Statements

In January 2005 and March 2006, we closed financing transactions that included the issuance of warrants and the grant of registration rights for securities issued in the transactions. The Company has been accounting for the warrants in accordance with “EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Beginning in the quarter ended March 31, 2006 for the warrants issued in the January 2005 financing and in the quarter ended September 30, 2006 for the warrants issued in the March 2006 financing, in accordance with EITF 00-19, the Company recorded the fair value of these warrants as an accrued warrant liability and reduced additional paid-in capital by the amount of the recorded liability. The Company has determined that it should have included in the calculation of the fair value of the warrant the value of the anti-dilution provisions contained in the warrant agreements. The calculations of the fair value of the warrants did not include the value of the anti-dilutions provision for the filed financial statements included in our Quarterly Report Form 10-QSB for the quarter ended March 31, 2006. Therefore, we restated the financial statements for the three month period ended March 31, 2006 to reflect that additional paid in capital decreased by $271,000 and the accrued warrant liability increased by a corresponding amount. The following table shows the net effect of the restatement on net loss, accrued warrant liability and additional paid in capital for the three months ended March 31, 2006.

Three months
ended
March 31, 2006
Net loss
As originally reported	$(1,069,468)
Adjustment
As adjusted	$(1,069,468)

Accrued warrant liability
As originally reported	$680,841
Adjustment	271,000
As adjusted	$951,841

Additional paid-in capital
As originally reported	$14,190,980
Adjustment	(271,000)
As adjusted	$13,919,980

(3) Recent Accounting Pronouncements

None.

(4) Stock-Based Compensation:

In the quarter ended March 31, 2007, the Company granted 120,000 options to directors with exercise prices of $0.51 per share which vest over one year. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 4.75%, stock price volatility 0.79, expected life 7 years, dividend yield 0%.

In the quarter ended March 31, 2007, the Company granted 82,354 shares of restricted stock to consultants at a price of $0.01 per share. The amount of restricted shares issued was based on the closing price of the Company’s common stock on the date of grant.

A grant of 225,000 warrants to purchase common stock exercisable at $1.50 per share was made in conjunction with the acquisition of certain patents. The warrants were fair valued using the Black Scholes pricing model utilizing the following assumptions: risk free interest rate 4.48%, stock price volatility 0.79, expected life 7 years, dividend yield 0%.

(5) Accrued Warrant Liability

In accordance with EITF 00-19 and other authoritative literature, it was determined that the warrants issued in the January 2005 and March 2006 private placements and the related registration rights agreements, discussed below, are free-standing derivative financial instruments as defined in EITF 00-19. In accordance with EITF 00-19, the value and balance sheet classification of the warrants are reviewed each reporting period and, while the warrants are classified as a liability, any changes in the value of the warrants on a re-measurement date will be recorded in the statement of operations.

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

In January 2005, the Company completed a $6,611,905 private equity financing to a group of institutional investors and accredited investors. In the offering, 2,991,812 shares of the Company’s common stock were sold, at a price of $2.21 per share and the investors also received 5-year warrants to purchase an additional 1,495,906 shares of our common stock at an exercise price of $2.90 per share. The placement agent received 5-year warrants to purchase 114,404 shares of the Company’s common stock in addition to cash compensation of $253,000 plus expenses. The Company also entered into a Registration Rights Agreement with the investors in the January 2005 private placement pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon exercise of warrants issued in the transaction.  As a result of the Company’s March 6, 2006 private equity financing discussed above, an anti-dilution provision from the January 2005 private equity financing was triggered which resulted in an additional 94,033 warrant shares being issuable to warrant holders from the January 2005 private equity financing. Additionally, the exercise price of the warrants was adjusted from $2.90 to $2.74 per share. The warrants are exercisable for five years from the date of issuance and can be redeemed by the Company after January 11, 2007 if the average trading price of the Company’s common stock for 20 consecutive trading days is equal to or greater than $5.80 and the average trading volume of the common stock is at least 100,000 shares during those 20 days.

The registration rights agreements associated with the January 2005 and March 2006 private placements provide for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period for a maximum of eight 30 day periods, capped at 12%, if the Company fails to register such shares, or fails to maintain the effectiveness of such registration. As of the date the warrants were issued and for each subsequent reporting period through December 31, 2005, the Company determined that settlement in unregistered shares was an economic settlement alternative to delivering unregistered shares and consequently recorded the fair value of the warrants as equity. However, as of March 31, 2006 for the January 2005 private placement financing and as of September 30, 2006 for the March 2006 private placement, due primarily to a reduction in the fair market value of the Company’s common stock share price, the potential liquidated damages exceeded the reasonable discount between registered and unregistered shares thereby making the settlement alternative uneconomic, and the warrants, valued using the Black Scholes pricing model were reclassified from equity to accrued warrant liability, based on the fair value of the warrants. For the quarters ended June 30, September 30 and December 31, 2006 the potential liquidated damages continued to exceed a reasonable discount between the fair value of the registered and unregistered shares, thereby making net share settlement an uneconomic alternative.

The warrant agreements from the January 2005 and March 2006 financings contain anti-dilution provisions whereby in the event that, during the five year life of the warrants, the Company issues additional shares of common stock, subject to certain exceptions, at a lower common stock offering price than the then effective exercise price of the warrants, 1) the exercise price of the warrants would be adjusted downward based on a weighted average formula described in the agreement and 2) additional warrant shares would be allocated to the warrant holder based on the described formula. Such potential changes in exercise price and additional warrant shares were taken into account in the valuation of the anti-dilution provision based on the estimated potential dilutive effects of future successive equity financings including consideration of potential cash requirements, potential size, timing and terms of such financings, projected future prices and volatility of the Company’s stock, and other factors. The value of those estimated warrant shares issuable, together with the adjusted value of the estimated warrant shares with reduced exercise price, were determined using the Black Scholes pricing model.

For the valuation of all warrants including their anti-dilution provisions, the assumptions used in the applications of the Black Scholes pricing model are as follows: risk free interest rate 3.71%-5.07%, stock price volatility 0.71-0.83, expected life 1-5 years, dividend yield 0%.

                 In accordance with the Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or FASB 154, the Company is recording a change in accounting principal related to Financial Accounting Standards Board Staff Position No. Emerging Issues Task Force 00-19-2, “Accounting for Registration Payment Arrangements”, (“EITF 00-19-2”). EITF 00-19-2 was issued December 21, 2006 and is effective for fiscal periods beginning after December 15, 2006, and calls for the registration right agreement and any registration rights payments to be considered separately from the financial instruments. In accordance with EITF 00-19-2, the Company has reversed the classification of the warrant liability from debt to equity during the period ended March 31, 2007 as the warrants and registration rights agreement were previously accounted for as a single instrument, and without the consideration of the registration rights payments, the warrants are properly classified as equity in accordance with EITF 00-19. In accordance with Financial Accounting Standards No. 5, Accounting for Contingencies, or FASB, the Company has booked as estimated accrual of $180,000 to the balance sheet to estimate the contingent liability related to the probability of registration rights payments.

(6) Warrant Extension

On February 2, 2007, the Company amended certain terms of outstanding warrants to purchase an aggregate of 907,500 shares of common stock of the Company; 900,000 shares have an exercise price of $1.00 and 7,500 shares have an exercise price of $2.50. The warrants were originally issued in 2003 and 2004 in connection with certain financing transactions and were scheduled to expire in February 2007, the amendments extend the expiration date for warrants to purchase 900,000 shares of common stock with an exercise price of $1.00 until February 15, 2008 and extend the expiration date for the warrants to purchase 7,500 shares of common stock with an exercise price of $2.50 until October 29, 2008. The extension of the warrants was calculated using the Black Scholes option pricing model and resulted in a charge of approximately $59,000, which was recorded to the income statement during the first quarter of FY 2007.

In addition, all of the warrants contain a call provision whereby the Company can require the holders of the warrants to exercise the warrants if the market trading price of the Company’s common stock trades at a level of at least $4.00 per share for 20 consecutive trading days (the “Call Provision”). In addition to amending the expiration date of the warrants as described in the preceding paragraph, the Company amended the Call Provision by lowering the trading price at which the Call Provision may be triggered from $4.00 per share to $3.25 per share.

(7) Patent Acquisitions

On March 29, 2007, the Company entered into a license agreement pursuant to which we in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications which include claims for methods of treating liver failure, multi-organ failure, multi-organ dysfunction syndrome, sepsis, septic shock, systemic inflammatory response syndrome, and related inflammatory disorders by selective blood filtration. Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. The license is an exclusive, worldwide license to research, develop, make, import, have made, use, offer for sale, sell and have sold the patented technologies and products employing such technologies. The Company will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device. The Company will also owe maintenance fees, certain other minimum spending obligations and contingent milestone payments under the license. The Company’s fixed obligations under the license will total less than $500,000 over the next 4 years. Our contingent obligations under the license will total less than $500,000 over approximately the same period, however, the timing of these contingent obligations will depend on the pace of potential future patent issuances.

In accordance with FASB No. 2, Accounting for Research and Development Costs, the Company has expensed the patent acquisition costs since they do not have alternative future uses.

In connection with this license agreement, the Company issued a warrant to the licensor to acquire up to 225,000 shares of its common stock at a purchase price per share of $1.50. The warrant is immediately exercisable and expires on March 29, 2013. The warrants were valued at $74,570 using the Black Scholes pricing model as discussed in note 4.

(8) Subsequent Event

On April 23, 2007, the Company completed a $4,861,000 private equity financing reduced by estimated fund raising costs of $400,000 resulting in estimated net proceeds of $4,461,000 to a group of current and new accredited investors. In the offering, the Company sold 3,739,231 Units. Each Unit was sold at a price of $1.30 per Unit. Each Unit consists of: 1) two shares of the Company’s common stock, 2) one warrant to purchase one share of the Company’s common stock exercisable for a period of 2.5 years at an exercise price of $1.00 (“A Warrants”) and 3) one warrant to purchase one share of the Company’s common stock exercisable for a period of 5 years at an exercise price of $1.40 (“B Warrants”), comprising a total of 7,478,462 shares of the Company’s common stock and warrants to purchase 7,478,462 shares of the Company’s common stock. The warrants have no provision for cashless exercise and, subject to certain requirements, may be called by the Company provided that the common stock of the Company trades above $1.50 for the A Warrants and above $2.80 for the B Warrants for a specified time period. The Company is obligated to pay to the placement agent, Musket Research Associates: 1) a cash fee of$252,000, 2) a warrant to purchase 576,615 shares of common stock with an exercise price of $0.65 and a term of five years, and 3) a contingent cash fee of 7% of cash proceeds generated in connection with any additional payments, equity purchases or warrant exercises originating from investors from the April 2007 financing within 12 months of the closing of the financing. As a result of the April 2007 financing and pursuant to certain anti-dilution terms of the Company’s prior equity financings, the Company adjusted upwards the number of shares issuable under the warrants issued in the 2005 and 2006 financing by approximately 702,000 shares.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements, such as those pertaining to our capital resources, our ability to complete the research and development of our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

To date, we have been principally engaged in research and development of our products, management of clinical trials, raising capital and recruitment of additional scientific and management personnel and advisors. We have not marketed or sold any products and have not generated any revenues from commercial activities; however, from inception, we have recorded revenues of approximately $321,000 of Small Business Innovation Research, or SBIR grants that have been awarded by the United States Small Business Administration.

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for the SEPET™ liver assist device, and the preparation and submission of applications to the United States Food and Drug Administration, or FDA. We submitted an investigational device exemption, or IDE, application for SEPET™ in March 2005 and commenced clinical studies for SEPET™ in the third quarter of 2005. We also intend to reactivate work on the HepatAssistTM cell-based liver support system by modifying the FDA-reviewed Phase III investigational new drug, or IND, protocol. Because the anticipated cost of conducting clinical trials for the HepatAssist™ cell-based liver support system exceeds our current financial resources, we will not, however, be able to commence clinical trials for the HepatAssist™ cell-based liver support system until we raise significant additional capital. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical trials and the timing and cost of regulatory submissions. Based on our current estimates, we believe that we may have sufficient financial resources to conduct our planned operations for at the least the next twelve months after including the private placement completed on April 23, 2007 which raised gross proceeds of $4,861,000. We do not expect to make any significant purchases or sales of plant or equipment during the next twelve months, nor do we expect to hire a significant number of employees during that period.

Our research offices and laboratories are located at Cedars-Sinai Medical Center, Los Angeles, California subject to a lease that expires in June 2007 which will not be extended, and we are in the process of identifying a suitable laboratory space in the Boston, Massachusetts area. We also maintain administrative offices in Los Angeles, California and Waltham, Massachusetts.

Critical Accounting Policies

This is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets and their useful lives, including finite lived intangible costs, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standards, or SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered part of our development stage activities.

Patents

In accordance with SFAS No. 2, Accounting for Research and Development Costs, the costs of intangibles purchased from others for use in research and development activities and that have alternative future uses are capitalized and amortized. We capitalize certain patent rights that are believed to have future economic benefit. The licensed capitalized patents costs were recorded based on the estimated value of the equity security issued by us to the licensor. The value ascribed to the equity security took into account, among other factors, our stage of development and the value of other companies developing extracorporeal bioartificial liver assist devices. These patent rights are amortized using the straight-line method over the remaining life of the patent. Certain patent rights received in conjunction with purchased research and development costs have been expensed. Legal costs incurred in obtaining, recording and defending patents are expensed as incurred.

Stock-Based Compensation

Commencing January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment”, or SFAS 123R, which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

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

General and administrative expenses of $676,000 and $744,000 were incurred for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses for the three months ended March 31, 2007 and 2006 decreased by $68,000 over the prior year level. The decrease is primarily attributed to decreases in investor relation costs of $50,000, Board of Director costs of $33,000, non-cash option charges of $57,000 and a decline in other general and administrative expenses offset in part by $59,000 increase in warrant charges due to warrant extensions granted in connection with expiring warrants.

Research and development expenses of $1,031,000 and $366,000 were incurred for the three months ended March 31, 2007 and 2006, respectively. The research and development expenses for the three months ended March 31, 2007 increased by $665,000 over the comparable prior year levels primarily as a result of $425,000 in accrued expenses related to the patent portfolio acquisition in March 2007 and an increase of $241,000 in SEPET™ program costs which reflect the increased number of patients enrolled in the SEPET™ clinical trial.

 An equity offerings contingency for $180,000 was accrued for potential registration agreement obligations. Interest income of $18,000 and $41,000 was earned for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest income primarily reflects declining cash and cash equivalent balances in 2007 from prior year levels.

Our net loss was $1,868,000 and $1,069,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in net loss for the quarter ended March 31, 2007 compared to the comparable period in 2006 is attributable to increases in research and development expenses and potential registration agreement obligations.

Liquidity and Capital Resources

As of March 31, 2007, we had cash of $1,345,000 and $998,000 of current liabilities. We do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR government grants.

On April 23, 2007, we completed a $4,861,000 private equity financing to a group of current and new accredited investors. In the offering, we sold 3,739,231 Units. Each Unit was sold at a price of $1.30 per Unit. Each Unit consists of: i) two shares of our common stock, ii) one warrant to purchase one share of our common stock exercisable for a period of 2.5 years at an exercise price of $1.00 (“A Warrants”) and iii) one warrant to purchase one share of our common stock exercisable for a period of 5 years at an exercise price of $1.40 (“B Warrants”), comprising a total of 7,478,462 shares of our common stock and warrants to purchase 7,478,462 shares of our common stock. The warrants have no provision for cashless exercise and, subject to certain requirements, may be called by us provided that our common stock trades above $1.50 for the A Warrants and above $2.80 for the B Warrants for a specified time period.

Based on our current plan and the above private placement, we believe that our current cash balances will be sufficient to fund our operations through for the next twelve months from the date of this report.

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants during the next twelve months. The cost of completing the development of our products and of obtaining all required regulatory approvals to market our products is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds after the date of this report. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to us or the shareholders.

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2007	2008	2009	2010
Long-Term Leases	$41,000	$41,000	$-	$-	$-
License Agreement	300,000		50,000	100,000	150,000
Total	$341,000	$41,000	$50,000	$100,000	$150,000

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

Factors That May Affect Our Business And Our Future Results

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be considered in connection with the other information, including any forward-looking statements, contained in this Quarterly Report on Form 10-QSB.

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

All of our products are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our products. There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future. We currently do not expect to receive revenues from the sale of any of our products for at least one to two years.

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

We have considered requesting FDA approval to commence a Phase III clinical trial of the HepatAssist™ cell-based liver support system. Such a request will require that we supplement and/or amend the existing Phase III clinical protocol that was approved by the FDA for the original HepatAssist system. The preparation of a modified or supplemented Phase III clinical protocol will be expensive and difficult to prepare. Although the cost of completing the Phase III clinical trial in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical trial is authorized by the FDA, we currently estimate that the cost of conducting that study would approximately be between $10 million and $15 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this study and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III clinical protocol. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III clinical protocol that we submit for HepatAssist™ cell-based liver support system, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

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

Based on our current proposed plans and assumptions, the Company estimates that it has cash to operate through the second quarter of calendar year 2008, and therefore will need to obtain significant additional funds during the first half of 2008. The clinical development expenses of our products will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing the SEPET™ liver assist device will be approximately $5 million to $10 million, and the clinical cost of developing the HepatAssist™ cell-based liver support system will be between $10 million and $15 million, in excess of the cost of basic operations of the Company. These amounts, which could vary substantially if our assumptions are not correct, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will be required to (i) obtain additional debt or equity financing in order to fund the further development of our products and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or biomedical company to provide its required funding. The amount of funding needed to complete the development of one or both of our products will be very substantial and may be in excess of our ability to raise capital.

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

As of May 2, 2007, we had outstanding 24,956,643 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. In October 2004 and in February 2005, we registered a total of 7,207,810 shares of our common stock issuable upon the exercise of outstanding warrants. Of these shares, 25,000 have been issued upon the exercise of a warrant and a warrant for 75,000 of the shares has been cancelled without being registered. The remaining 7,107,810 shares underlying warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following the exercise. Accordingly, 7,107,810 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 7,107,810 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 5,972,272 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act, some of which shares also may be offered and sold on the market from time to time. No prediction can be made as to the effect, if any, that sales of the 7,107,810 registered warrant shares, or the sale of any of the 5,972,272 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 3A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) are adequate and effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this Company continues to expand its operations, we have implemented, and will continue to implement, additional disclosure and procedure controls, which encompass internal controls over financial reporting, that are appropriate for the Company’s size and stage of development.

(c) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

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

ARBIOS SYSTEMS, INC.

DATE: May 18, 2007	By:	/S/ Walter C. Ogier
Walter C. Ogier
Chief Executive Officer (Principal Executive Officer)

DATE: May 18, 2007	By:	/S/ Scott L. Hayashi
Scott L. Hayashi
Chief Financial Officer (Principal Financial Officer)