Form 10KSB
period 2007-12-31
ARBIOS SYSTEMS INC
filed 2008-03-31
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Issuer’s Telephone Number: 781-839-7292

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒] No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 2008 was approximately $6,153,379 based on the closing sales price reported by the OTC Bulletin Board on such date.

There were 25,603,461 shares of the Company’s common stock outstanding on March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

Part I
1.	Description of Business	1
2.	Description of Property	23
3.	Legal Proceedings	23
4.	Submission of Matters to a Vote of Security Holders	23
Part II
5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	23
6.	Management’s Discussion and Analysis or Plan of Operation	24
7.	Financial Statements	40
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	41
8A(T).	Controls and Procedures	41
8B.	Other Information	42
Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	43
10.	Executive Compensation	47
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
12.	Certain Relationships and Related Transactions	58
13.	Exhibits	58
14.	Principal Accountant Fees and Services	61

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “the Company,” “Arbios” and “our Company” refer to Arbios Systems, Inc., a Delaware corporation.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Arbios Systems, Inc., or Arbios, is a Delaware corporation with its corporate office in Waltham, Massachusetts, research facility in Medford, Massachusetts, and accounting and administrative office in Pasadena, California. We seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

We are a medical device and cell-therapy company that is focusing on the development of product candidates for the treatment of liver failure. Our lead product candidates under development currently consist of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device and an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System which incorporates porcine pig liver cells. We have postponed further clinical development of our HepatAssist™ program until we secure additional funding or a corporate partner for this program. In addition to the five patents and six patent applications acquired on March 29, 2007 from Immunocept, LLC, we currently own four United States and five foreign patents on our liver support product candidates, have two patent applications pending, and are the licensee of twelve additional liver support patents.

 SEPET™ Liver Assist Device. In September 2007, we announced the results of our 15-patient feasibility clinical study of our SEPET™ Liver Assist Device, targeted for the treatment of acute episodes of chronic liver disease, in which 79% of the 14 treated patients met the primary clinical effectiveness endpoint. Based on the results of the feasibility study, in February 2008, the U.S. Food and Drug Administration, or FDA, granted us conditional approval of an Investigational Device Exemption, or IDE, application to begin the pivotal clinical trial for SEPET™ while we respond to the FDA’s conditions and request for additional information. In particular, FDA has requested a survival primary endpoint opposed to the primary endpoint of a two-stage drop in hepatic encephalopathy proposed in our original trial design submitted to the FDA. We are refining our position that a two-stage drop in hepatic encephalopathy is clinically meaningful and an appropriate primary endpoint for the trial as well as assessing their meaning of a survival primary end point. We have had an additional meeting with the FDA in March 2008 and are discussing our position regarding a suitable primary endpoint for the trial. We plan to submit a revised trial design to the FDA in the beginning of the second quarter of 2008 and hope to commence the pivotal trial once that primary endpoint is finalized.

We further intend to use our clinical data to support the marketing authorization process in the European Union to receive CE Marking for our SEPETTM Liver Assist Device. We intend to engage a notified body to facilitate obtaining a CE Mark for the device, which is a sterile, disposable cartridge with proprietary membrane permeability characteristics for use in treating patients with liver failure. CE Marking indicates that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation and allows sale of the product within the European Union (28 countries) and the European Free Trade Association (3 countries).

 We hope to raise additional funds to support the development of the CE Marking and the planned Phase III pivotal trial for SEPETTM during 2008. We hope to commence the first segment of the pivotal trial in Rostock, Germany during the first half of 2008 once we determine a suitable primary endpoint. We anticipate that the current cash and cash equivalents are only sufficient to fund operations through part of the third quarter of 2008, and a significant capital raise is necessary in order to continue operations and planned projects.

 HepatAssist™ Cell-Based Liver Support System. Our HepatAssist™ Cell-Based Liver Support System is an enhanced version of a product system which we acquired in 2004 from Circe Biomedical, Inc., which had tested HepatAssist™ in an unsuccessful Phase II/III pivotal clinical trial. We currently hold a Phase III investigational new drug application, or IND, for conducting an additional pivotal clinical trial of the HepatAssist™ system. Our current plan is to focus on reintroducing this important liver assist technology into clinical development in the United States and in Asia to the extent that we obtain additional funding for this program from a potential corporate marketing partner or a significant capital raise.

 A glossary of certain terms used in this Annual Report is contained on page 23 below.

Company History. Arbios Systems, Inc. was originally incorporated in February 1999 as Historical Autographs U.S.A., Inc., or HAUSA. Until October 2003, HAUSA was an e-commerce based company engaged in the business of acquiring and marketing historical documents. On October 30, 2003, HAUSA completed a reorganization (the “Reorganization”) in which HAUSA, through its wholly-owned subsidiary, acquired all of the outstanding shares of Arbios Technologies, Inc., or ATI, the holder of the SEPET™ technology, in exchange for 11,930,598 shares of HAUSA common stock. As a result of the Reorganization, ATI became the wholly-owned subsidiary of HAUSA. After the Reorganization, HAUSA, changed its name to “Arbios Systems, Inc.,” replaced its officers and directors with those of ATI, ceased its e-commerce business, and moved its offices to Los Angeles, California. In April 2004, Arbios Systems, Inc. purchased assets of Circe Biomedical, Inc. related to bioartificial liver devices. On July 25, 2005, Arbios Systems, Inc. completed its reincorporation as a Delaware corporation by merging with and into Arbios Systems, Inc., a Delaware corporation. The foregoing merger was approved by the Company’s stockholders at the annual meeting of stockholders held on July 7, 2005. In order to consolidate the functions and operations of Arbios Systems, Inc. and ATI, on July 26, 2005, ATI merged into Arbios Systems, Inc. As a result, Arbios Systems, Inc. now owns all of the assets of ATI and all of the operations of the two companies have been consolidated into Arbios Systems, Inc.

Our principal operations and executive offices are located at 1050 Winter Street, Suite 1000, Waltham, Massachusetts 02451 and our telephone number at this office is 781-839-7292. We have a research facility located at 200 Boston Road, Medford, Massachusetts and also maintain an administrative office at 200 E. Del Mar Blvd., Suite 208, Pasadena, California 91105 and our telephone number at this office is (626) 356-3105. We also maintain a web site at www.arbios.com. The information on our web site is not, and you should not consider such information to be, a part of this filing.

Background of our Company

 Arbios Technologies, Inc., our former operating subsidiary, was formed in August of 2000 by Drs. Achilles A. Demetriou and Jacek Rozga, two leaders in the field of artificial liver therapy, to develop extracorporeal therapies for the treatment of liver failure. ATI developed SEPET™, which we acquired upon our purchase of ATI in October 2003. In addition, as previous employees of Cedars-Sinai Medical Center, Drs. Demetriou and Rozga previously were involved in the development of a first generation bioartificial liver known as HepatAssistTM that was licensed by Cedars-Sinai Medical Center in 1994 to W.R. Grace & Co. and then subsequently transferred to Circe Biomedical, Inc. Circe Biomedical ceased operations in 2003 and in April 2004, we purchased the remaining assets of Circe Biomedical that related to its bioartificial liver operations, including rights to the original HepatAssistTM system. In July 2005, we consolidated our corporate structure by merging ATI into our then parent company, Arbios Systems, Inc., creating our current operating structure.

 To date, we have funded our operations from the proceeds from the sale of over $18,000,000 of our equity securities and $321,000 of Small Business Innovation Research grants that have been awarded by the U.S. Small Business Administration. We will have to raise substantial additional capital to fund our future clinical development expenses and our on-going working capital needs.

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for the SEPET™ Liver Assist Device, and the preparation and submission of applications to the FDA. We submitted an IDE application for SEPET™ in March 2005 and commenced clinical trials for SEPET™ in the third quarter of 2005. In the third quarter of 2007, we completed the Phase I feasibility clinical trial for SEPET™ and are in the process of finalizing the design of and preparing for the Phase II/III pivotal clinical trial. We have already submitted a second IDE application for the conduct of this Phase II/III pivotal trial. The actual amounts we may expend on research and development and related clinical activities during the next 12 months may vary significantly depending on numerous factors, including how the results of our clinical trials and proposed trial designs are received by the FDA and the timing and cost of regulatory submissions. We do not expect to make any significant purchases or sales of plant or equipment during the next twelve months. We also intend to continue exploring options to reactivate our development of the HepatAssistTM Cell-Based Liver Support System; however, we will need to obtain significant additional capital to fund this program or find a strategic partner who would be willing to assist in developing this product candidate. Based on our current estimates, we believe that we do not have sufficient financial resources to conduct our planned operations for the next twelve months and that our current cash and cash equivalents are sufficient to fund our operations into the third quarter of 2008. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our product candidates and our liquidation.

 Our research offices and laboratories are located in Medford, Massachusetts where we lease 1,783 square feet at $5,044 per month with a term of one year that was entered into on September 15, 2007. We maintain an administrative office in Pasadena, California leased on a month-to-month basis for approximately $1,500 per month and our corporate headquarters is located in Waltham, Massachusetts, which is leased through July 2008 for approximately $3,700 per month.

Two members of our management team, Dr. Ulrich Baurmeister, Ph.D., Chief Technology Officer, and Prof. Jan Stange, M.D., Senior Clinical Advisor, are engaged under consulting agreements and are based in Germany (Wuppertal and Rostock, respectively). Their work is divided between their homes, clinical sites and product development sites under contract with us.

 We have also entered into various exclusive manufacturing and supply agreements with Membrana GmbH, or Membrana, and NxStage Medical Inc., or NxStage. Membrana is a Germany company that specializes in the manufacture of membranes used for hemofiltration and will supply us with the membrane material needed for manufacture of the SEPETTM Liver Assist Device. NxStage is a U.S. based company that will assemble the SEPETTM cartridge utilizing the supplied membrane from Membrana.

On September 19, 2007, Walter C. Ogier, resigned from our Board of Directors and as our President and Chief Executive Officer and our Board of Directors appointed Shawn P. Cain, previously our Vice President of Operations, as our Interim President and Chief Executive Officer.

Strategy

 We believe that the clinical testing and regulatory approval periods for the SEPET™ Liver Assist Device will be shorter than our HepatAssistTM Cell-Based Liver Support System because SEPET™ may be evaluated as a medical device that does not contain biological components such as the pig cells that are an integral part of our HepatAssistTM product candidate. Accordingly, because of the shorter regulatory period and the ability of SEPET™ to operate through the use of a standard, currently available kidney dialysis instrument, we expect that the development of SEPET™ can be completed before the development of HepatAssist™ is completed. Therefore, we are focusing our efforts on the development of SEPET™.

 We have already performed in vitro and in vivo testing of the SEPET™ prototype device and commenced clinical testing of SEPET™ in late 2005. We treated 14 patients suffering from acute-on-chronic liver failure with hepatic encephalopathy in the Phase I feasibility clinical trial of SEPET™ and have completed this clinical trial. In February 2008, the FDA granted us conditional approval of an IDE application to begin the pivotal clinical trial for SEPET™ while we respond to the FDA’s conditions and request for additional information. In particular, FDA has requested a survival primary endpoint rather than the primary endpoint of a two-stage drop in hepatic encephalopathy proposed in our original trial design submitted to the FDA. We are refining our position that a two-stage drop in hepatic encephalopathy is clinically meaningful and an appropriate primary endpoint for the trial. We have had an additional meeting with the FDA in March 2008 and are discussing our position regarding a suitable primary endpoint for the trial. We plan to submit a revised trial design to the FDA in the beginning of the second quarter of 2008 and hope to commence the pivotal trial once that primary endpoint is finalized. However, there is no assurance that we will be able to negotiate an acceptable primary endpoint that will enable us to attract sufficient capital to continue our planned operations and activities.

 Our strategy for realizing sales revenue from SEPET™ is to seek a CE Mark in Europe prior to approval of the product candidate by the FDA. We believe commercialization of SEPET™ under a CE Mark may be possible in the beginning of 2009. It may also be possible to commercialize SEPET™ in Asia in that same timeframe, although we do not yet have assurance of regulatory pathways in that region. Commercialization of SEPET™ in the United States may only follow successful completion of a pivotal clinical trial of SEPET™ meeting efficacy endpoints approved by the FDA. Our ability to successfully market SEPET™ in these various regions will depend on a number of factors including regulatory approvals, marketing and sales partnerships, and patents protection which is not yet issued outside the United States.

 The April 2004 acquisition of the assets of Circe Biomedical has provided us with opportunities for the development of a bioartificial liver. The Circe Biomedical bioartificial liver device assets that we acquired consist of the following three distinct elements:

(1)
 FDA-authorized standard operating procedures. These are standard operating procedures for production of porcine cells including harvesting, freezing, storing, shipping and processing by the end user (thawing, washing) of the cells. These procedures and protocols have been reviewed by the FDA for use in a pivotal phase clinical trial.

(2)
 The cartridge to be used in the Phase III trial of HepatAssistTM. We intend to use the existing, FDA-approved cartridge housing, and we have obtained FDA authorization to increase the number of porcine liver cells , or hepatocytes, that the cartridge would contain, which we believe will improve the functionality of the system with no adverse impact on safety.

(3)
 An FDA reviewed, authorized Phase III protocol acquired from Circe Biomedical. We will likely further modify this protocol, according to the retrospective analysis of the original Phase II/III clinical trial published in the Annals of Surgery in 2004 (by A.A. Demetriou et al), and submit the modified protocol to the FDA for approval.

Rather than using Circe Biomedical’s specially designed machine, we intend to use the PERFORMER, a commercially available machine that is distributed by Medtronic, Inc. We believe that the PERFORMER may become the platform for our HepatAssist™ Cell-Based Liver Support System.

We are evaluating the possibility of conducting clinical studies of the HepatAssist™ System under a modified version of the FDA-reviewed Phase III IND protocol that we acquired in March 2004 from Circe Biomedical; however, we will need to obtain significant additional funding or establish a corporate partnership in order to further develop this product candidate. Since we are still developing our clinical and regulatory strategies for the HepatAssistTM Cell-Based Liver Support System, and since our continual development of this product candidate depends on our securing additional funding or a corporate collaboration, we cannot estimate when an application requesting marketing approval of HepatAssistTM will be filed.

 Based on our current assumptions regarding clinical trial sizes and other factors, we estimate that the future clinical cost of developing SEPET™ will be approximately $5 million to $10 million and the future clinical cost of developing HepatAssist™ will be between $15 million and $20 million. These amounts, which could vary substantially if our assumptions are not correct and we need to enroll significantly more patients in our trials, including as a result of the FDA mandating that our pivotal trial of SEPET™ include a survival-based primary endpoint, are well in excess of the amount of cash that we currently have available to us. See “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.”

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

 Currently, there is no direct treatment for liver failure, except a successful liver transplant. There is, however, a current scarcity of donor livers, and approximately two thousand patients on the waiting list for donor livers die annually before receiving liver transplants. We believe that treatments with currently available technologies such as blood detoxification methods are short-term measures, and none of them has achieved wide-spread clinical use or demonstrated ability in randomized, controlled clinical trials to arrest or reverse liver failure and improve survival. As a consequence, liver failure patients must still either undergo liver transplantation or endure the probability of prolonged hospitalization with a low probability of survival. In addition, many patients do not qualify for transplantation or live in regions of the world where transplantation is not readily available. Still others do not recover after transplantation because of irreversible brain damage or other organ damage caused by liver failure prior to transplantation. Although the liver has a remarkable capacity for regeneration, the repair process after massive liver damage is markedly impaired by the continued presence of toxins, inflammatory cytokines and other inhibitors of liver organ regeneration still present in the blood of these patients.

 In liver failure patients, there is a need for an effective blood purification therapy that will clear the blood of toxins, mediators of inflammation and inhibitors of hepatic growth. SEPET™ is a novel form of such therapy developed by us in which the plasma fraction containing substances that are toxic to the brain, the liver and other internal organs and tissues are removed from patient blood and replaced with normal human plasma. In addition to demonstrating an extension of survival in large animal model testing of SEPET™, 79% of the patients in our recently completed feasibility clinical trail of SEPET™ showed full resolution or a reduction in hepatic encephalopathy (H.E., also known as liver coma) by at least two grades of H.E.

 There is a further need to develop artificial means of liver replacement with the aim of either supporting patients with borderline functional liver cell mass until their liver regenerates or until a donor liver becomes available for transplantation. Such an “artificial liver” should also support patients during recovery after transplantation with marginal livers and after extended liver resections for trauma or cancer. To achieve these effects, effective liver support systems should be able to lower levels of substances toxic to the brain and liver in the patient’s blood and to provide whole liver functions, which are impaired or lost.

 Our founders, as well as investigators not associated with us, have demonstrated in vitro and in animal models of liver failure that cell-based bioartificial liver systems using viable isolated hepatocytes can provide whole liver functions, to varying degrees depending on the technology approach. Only a few bioartificial livers, however, have been tested in humans and it remains to be seen whether systems utilizing hepatocytes as the only means of liver support are effective. We believe that in order to provide the maximum support for the failing liver, primary porcine hepatocyte therapy should be combined with blood purification or detoxification using sorbent technology.

 Our bioartificial liver system, the HepatAssist™ Cell-Based Liver Support System, was designed to become an advanced, effective application of the basic bioartificial liver concept. In this bioartificial liver system, liver cell therapy in the form of primary (i.e. living, non-cell line derived) porcine hepatocytes, is combined with blood detoxification, in the form of sorbent based plasma treatment. Depending on the cause of liver disease, severity of illness and deficiency of specific liver functions, the bioartificial liver mode of therapy can be provided individually, simultaneously or sequentially. Because of these features, we believe our bioartificial liver technology is well suited to treat patients with liver failure of all causes and severity, including those requiring maximum liver support. Pre-clinical data for the HepatAssistTM Cell-Based Liver Support System indicated that this system could improve heart rate and blood pressure and provide clearance of ammonia and indocyanine green (ICG), which is a liver function test. The original HepatAssistTM Phase II/III clinical trial demonstrated a retrospective, statistically significant increase in patient survival in patients with viral and drug-induced fulminant/subfulminant (i.e. acute) hepatic failure. A new Phase III clinical trial, however, will be needed before our HepatAssist™ system, which is an enhanced version of the original HepatAssist™ system, may be commercialized.

The Product Candidates We Are Developing

 We currently are developing novel treatments for acute and chronic liver failure. We believe that our SEPET™ Liver Assist Device and our HepatAssistTM Cell-Based Liver Support System may:

•	help keep liver failure patients alive and neurologically intact before, during and immediately after transplantation;

•	allow other patients to recover liver functionality and to survive without a transplant (act as a “bridge” to liver regeneration);

•	support patients during periods of functional recovery and regeneration after partial liver removal due to liver trauma and/or cancer;

•	accelerate recovery from acute exacerbation of chronic liver disease;

•	shorten length of stay in intensive care units;

•	shorten overall hospital stay; and

•	reduce the cost of care.

 We believe that our SEPET™ Liver Assist Device and HepatAssist™ Cell-Based Liver Support System can achieve these effects because they can lower levels of substances that are toxic to both the brain and liver and other internal organs. We have obtained final results in the feasibility clinical trial of SEPET™, and we have results from Circe’s Phase II/III clinical trial of HepatAssist™. However, final proof of clinical benefit in patients is lacking at this time, and the clinical utility of these product candidates still needs to be conclusively demonstrated in patients with liver failure through randomized, controlled clinical trials of each therapy.

 We own certain technologies and rights related to our product candidates, and have licensed certain other technologies. See “- Patents and Proprietary Rights” below for a description of the rights that we own and have licensed.

SEPET™

The SEPET™ Liver Assist Device

 We are developing the SEPET™ Liver Assist Device as a blood purification measure to provide temporary liver support for acute exacerbation of chronic liver disease. SEPET™ therapy will be provided through the sale of our single-use, disposable cartridge that contains a bundle of hollow fibers made of bio- and hemo-compatible material capable of filtering a portion of the substances in the patient’s blood including albumin-bound toxins, inflammatory disease mediators, and soluble toxins. The importance of using fibers with this sieving characteristic, which allows for filtration of molecules larger than conventional renal dialysis cartridges, is that known hepatic failure toxins as well as mediators of inflammation and inhibitors of hepatic regeneration have low-to-medium sized molecular weights while “good” blood components generally have relatively high molecular weight. At present, Membrana supplies us with the hemofiltration membranes and NxStage assembles the disposable SEPET™ cartridges. See “Manufacturing” below. The SEPET™ system is designed for use with commercially available kidney dialysis instruments or other similar machines that utilize disposable hollow-fiber cartridges. Accordingly, no specialized apparatus needs to be developed or manufactured for the use of SEPET™. Accessory components for the SEPET™ system such as disposable tubing sets and connectors will mostly consist of standard components that are currently used in renal dialysis and provided by manufacturers of those systems. We expect that any new accessory components that may be required for use with SEPET™ will be manufactured for us by qualified third-party vendors.

 During SEPETTM therapy, a patient’s blood is pumped through the hollow fibers contained in the cartridge and substances normally metabolized by the liver and accumulated in the blood during liver failure are transported convectively across the porous fiber wall and an ultrafiltrate containing toxins, inhibitors of hepatic growth and mediators of inflammation is removed from the patient’s blood stream by exiting the side port of the cartridge, while at the same time, intravenous electrolyte solutions, albumin solution, fresh frozen plasma, or a combination thereof will be administered to the patient. We believe that as a result of this two-step blood purification, or detoxification, process, the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Based on published medical literature, rapid and efficient blood detoxification is expected to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions.

 Clinical Development

 Our SEPET™ Liver Assist Device has been tested in an IDE clinical feasibility trial in the United States we completed in 2007. This single arm, uncontrolled study enrolled 15 patients at three major liver transplant hospitals (Cedars Sinai Medical Center, Los Angeles; Albert Einstein Medical Center, Philadelphia; and University of California Medical Center, San Diego) under an IDE application approved by the FDA in 2005. The study enrolled patients suffering hepatic encephalopathy (also known as liver coma), ranging from Grade I to Grade III.  Of the 15 patients enrolled into the trial, 14 patients were treated with at least one (typically 5-6 hour) round of SEPET™ treatment, receiving an average of less than two, and a maximum of four, sequential daily treatments until a stable, durable disease response was achieved.  Final analysis of the clinical trial results confirmed a high rate of achievement of the primary endpoint for clinical effectiveness with 11/14 (79%) subjects showing full resolution or a reduction in hepatic encephalopathy by at least two grades.  The responses were generally rapid and observed within 48 hours after initiation of treatment, with many occurring during the first treatment.  Thirteen of 14 (93%) patients’ responses were sustained over the 30-day follow-up period, and improved overall liver function was documented as determined by biochemical measures.  Just one out of the 14 patients treated proved refractory to repeated SEPET™ treatment, however, achieving a single-grade improvement in their encephalopathy.  Two additional patients had treatment halted early, prior to achievement of stable response, due in one case to mild bleeding at a catheterization site and in the other to malfunction of a dialysis machine not associated with our SEPET™ liver assist device. All patients survived until the end of the 30-day follow-up period and 4 patients were subsequently transplanted with a donor liver.  SEPET™ treatment was generally well-tolerated and had no negative effects on vital signs (heart rate, blood pressure and respiration) and base blood chemistries.  Expected moderate reductions in blood platelets were observed, none with critical consequence.  An adverse event of renewed, mild bleeding from a site of prior recent trauma, categorized as severe, was not associated with a low platelet count and was likely caused by the use of heparin for anticoagulation, which is commonly utilized in extracorporeal blood therapy.  All treatment-related adverse events were expected and typical of extracorporeal blood therapy procedures, and all were resolved satisfactorily with indicated standard treatment.  FDA has allowed a SEPET™ protocol amendment involving discretionary substitution of an alternative anticoagulation method, utilizing sodium citrate instead of heparin, which is anticipated to reduce bleeding risk in subsequent treatments.

Based upon the results of the feasibility study, we submitted an IDE application to the FDA seeking approval to initiate a pivotal trial of SEPET™. The design for this trial submitted to the FDA entailed enrolling approximately 100 patients in the principal randomized, controlled phase of the study, targeted to achieve the primary endpoint of the trial, which is a clinically significant reduction in hepatic encephalopathy.  Patients receiving SEPET™ treatment plus standard medical care would be compared to control patients receiving treatment with standard medical care alone, with a 1:1 randomization between the two groups.  An adaptive design feature, increasingly common in FDA product approval trials, would permit the size of the trial to be increased after enrollment of the first 100 patients if the primary efficacy endpoint has not yet reached statistical significance but has shown a positive trend.  This potential extension of the trial would also be permitted to achieve statistical significance of one or more secondary endpoints of the trial relating to clinical, functional, and reimbursement advantages for SEPET™-treated patients. Following a meeting with the FDA in the summer of 2007, the FDA granted us conditional approval of the IDE application in February 2008 to begin the pivotal clinical trial while we respond to the FDA’s conditions and request for additional information. In particular, the FDA has requested a survival primary endpoint rather than the primary endpoint of a two-stage drop in hepatic encephalopathy proposed in our original trial design submitted to the FDA. We have had an additional meeting with the FDA in March 2008 and are discussing our position regarding a suitable primary endpoint for the trial. We plan to submit a revised trial design to the FDA in the beginning of the second quarter of 2008 and hope to commence the pivotal trial once that primary endpoint is finalized. If we are required to include survival as a primary endpoint in this trial, the number of patients that we must enroll in the trial, the time to complete the trial and the cost of this trial may be significantly increased. This could negatively impact our ability to raise additional capital and could delay the potential commercialization of SEPET™ in the United States and abroad.

HepatAssist™

 The HepatAssistTM Cell-Based Liver Support System

 Our current bioartificial liver system is the HepatAssistTM Cell-Based Liver Support System. We have designed our HepatAssist™ Cell-Based Liver Support System to provide temporary liver support during acute liver failure and acute exacerbation of chronic liver disease. The HepatAssist™ Cell-Based Liver Support System incorporates several proprietary components and technologies into an integrated liver assist system, including a hollow fiber cartridge with porcine hepatocytes and a plasma re-circulation circuit that incorporates a cell cartridge and sorbents. The HepatAssistTM Cell-Based Liver Support System is designed to (i) provide liver cell functions by utilizing viable pig liver cells that are housed in specially designed cartridges and (ii) detoxify blood. Since it has been scientifically established that pig liver cells perform liver functions when maintained in specially designed cartridges outside of the human body, our bioartificial liver cartridge is designed to bring human plasma into contact with viable pig liver cells in a manner similar to that observed in the normal human liver inside the body in order to provide liver functions to the patient. In addition, our bioartificial liver system is designed to lower the levels of pathological blood components (through activated charcoal or other purification sorbents). Our HepatAssist™ Cell-Based Liver Support System is similar to the earlier HepatAssistTM system, and we have subsequently enhanced it by employing a larger quantity of pig cells, a change which has been authorized by the FDA for use in a new pivotal clinical trial. We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding or a potential corporate partner for this program.

 Critical to the HepatAssist™ technology is (i) the source and method of procurement of pig liver cells, (ii) the cryopreservation, or freezing, of such liver cells, (iii) the frozen storage of such liver cells, (iv) the proprietary high speed plasma re-circulation loop incorporating the cell cartridge and sorbents, and (v) the standard operating procedure protocols and quality control and programs related to the foregoing. We currently own or have licensed various proprietary technologies and methods for sourcing and using hepatocytes, which technologies and methods apply to our HepatAssist™ system and should provide competitive protection for the product candidate. The following addresses our current plans and procedures regarding viable liver cells (hepatocytes).

 Hepatocyte donors. Ideally, human hepatocytes would be used in a bioartificial liver. However, there is a shortage of organ donors, and thus human hepatocytes of adequate quality. Published data demonstrate that pig liver cells can outperform other animal and human liver cell lines, including those derived from liver cancers. In addition, use of human cancer-derived cells raises safety concerns. At this time, we intend to utilize pig liver cells, which we believe to be the currently optimal source of living, functional hepatocytes.

 Hepatocyte harvest. The founders of Arbios and Circe Biomedical developed certain semi-automated methods for large-scale harvest of pig hepatocytes. The methods of harvesting and collecting liver cells are covered by four patents, that we acquired from Circe Biomedical and now own or have licensed from Cedars-Sinai Medical Center.

 Hepatocyte storage. Hepatocyte storage, quality control and shipment of cells to treatment sites are best achieved by use of cell freezing, or cryopreservation; other methods allow cells to lose viability (i.e. die) as well as physical integrity of their contents (DNA, organelles, etc.). Cryopreservation also provides greater protection from bacterial and viral contamination because frozen cells can be stored until microbiologic testing is completed and cells are then released for clinical use. Prior to use, cells are rapidly thawed and their viability is tested. Importantly, patented hepatocyte cryopreservation technology is now owned by us and by Cedars-Sinai Medical Center, which has licensed this technology to us.

 The pig liver cells are expected to be harvested from young, purpose-bred, pathogen-free pigs raised in a facility to be certified specifically by the U.S. Department of Agriculture, or USDA, for biomedical research purposes. Each batch of cryopreserved pig liver cells will be released for clinical use only after proper verification of biosafety and viability and functionality of the cells. We acquired all of the required laboratory and quality assurance protocols from Circe Biomedical, which protocols were previously reviewed by the FDA and deemed to be in compliance with FDA requirements.

 HepatAssist™ is designed to be used in the same manner as any other blood plasma therapy device. In a typical clinical procedure, the operator will install the bioartificial liver components, consisting of the cell cartridge, oxygenator, sorbent detoxification column(s), and tubing kit, into the blood/plasma perfusion platform. Approximately 14 billion viable pig hepatocytes will be seeded into the extra-fiber space through the cartridge side ports. At the start of treatment, the disposable tubing set will be attached to the patient and the bioartificial liver system will be perfused with the patient’s oxygenated plasma. At the end of treatment, the disposables will be discarded in the normal manner that all other biohazardous waste products (such as syringes and bandages) are handled and disposed. No special governmental regulations have been required, or are expected, to dispose of the used cartridges and disposable products.

 We expect to demonstrate that during HepatAssist™ therapy, when a patient’s blood is pumped through the bioartificial liver system, substances normally metabolized by the liver and accumulated in the blood during liver failure move across the porous fiber walls into two sequential plasma compartments; one compartment is filled with pig liver cells and the other compartment incorporates columns that contain sorbents. The exposure of the viable pig liver cells to patient plasma causes toxic substances contained in the plasma to be metabolized, thereby reducing their concentration level. At the same time, substances produced by pig liver cells move in reverse across the porous wall back into the blood compartment. In addition, the sorbents lower the level of other pathological blood components, such as ammonia. As a result of these two processes (provision of whole liver functions by the pig liver cells and removal of toxins by the sorbents), it is anticipated that the levels of pathological and normal blood components present in the patient’s circulation will move toward normal ranges, thereby facilitating recovery from liver failure. Additional therapeutic benefits may be provided by blood detoxification therapy. In this mode of therapy, small and large protein-bound toxins, which accumulate in the blood during liver failure, are expected to be removed by sorbents. Blood detoxification is believed to protect the liver, brain and other organs against further injury, accelerate healing of the native liver and improve its residual functions. Decreased blood toxicity is also expected to prolong the life and metabolic activity of pig hepatocytes in the bioartificial liver cartridge.

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

 Preclinical and Clinical Development

 Overall, we believe that the animal and human clinical data generated and published to date on the original HepatAssistTM system indicate that the basic concept of a bioartificial liver utilizing cryopreserved pig liver cells and blood detoxification is supported, and that repeated six-hour bioartificial liver treatments are safe and yield measurable therapeutic benefits. Accordingly, we believe that our novel, next-generation products will represent improvements and/or enhancements over earlier technologies.

 The safety and efficacy of the original HepatAssistTM system were evaluated in a prospective, randomized, controlled, multi-center FDA-approved clinical trial. A total of 171 patients, 86 in the control group, and 85 in the bioartificial liver group, were enrolled. Patients with fulminant and subfulminant hepatic failure and primary non-function following liver transplantation were included. Data were analyzed with and without accounting for the following confounding factors: liver transplantation during the survival endpoint period, time to liver transplant, cause of the disease or condition, disease severity, and treatment site. For the entire patient population, survival at 30 days was 71% for bioartificial liver compared to 62% for the control group. When survival was analyzed accounting for confounding factors such as liver transplantation and survival prior to transplantation, across the entire patient population, there was thus a trend towards improved survival but not a statistically significant difference between the two groups. However, survival in the 147 fulminant and subfulminant hepatic failure patients (i.e. excluding the primary non-function patients) was significantly higher in the HepatAssist™ Cell-Based Liver Support System group compared to the control group. Furthermore, HepatAssist™ therapy reduced the risk of pre-transplant death by 67% in patients with drug and chemical toxicity (p<0.0140) and by 47% in patients with rapid onset of fulminant hepatic failure (n=121; p<0.0428) These trials of the original HepatAssistTM system were the first and amongst the largest prospective, randomized, controlled multi-center trials of a liver assist technology, and, to our knowledge, the only such trial to have been successful in demonstrating a survival advantage for an extracorporeal liver assist technology, albeit via a retrospective analysis. Although treated fulminant/subfulminant hepatic failure patients with viral and drug-induced liver injury retrospectively demonstrated improved survival compared to controls when adjusted for the effect of confounding factors, the prospective primary clinical end point in the overall study population was not achieved. As a result, the HepatAssist™ system was not approved for marketing, and the FDA requested that a new Phase III clinical study be performed. A new Phase III protocol was prepared and reviewed by the FDA but Circe Biomedical did not initiate this trial before it ceased operations in 2003 and we have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding or a potential corporate partner for this program.

Advantages of Our Product Candidates

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

•
Simplicity. Kidney dialysis systems are routinely used in hospitals and outpatient clinics and, therefore, there may be a reduced need for extensive personnel training for use of these similar systems with SEPET™. These systems are commonly available in intensive care units and related settings where SEPET™ may be initially used for treating acute episodes of chronic liver failure.

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

 We believe that HepatAssist™ is the only liver assist device under development that is capable of providing both liver cell functions and blood purification either simultaneously or sequentially in a versatile and customized manner depending on the cause and severity of liver failure. Drs. Demetriou and Rozga, have previously demonstrated that cryopreserved pig hepatocytes can remain alive (e.g. >80% viability) after freezing and thawing using carefully developed, patented procedures. Moreover, the hepatocytes quickly aggregate, forming liver-like 3-dimensional cellular units, and resume basic functions (e.g., drug metabolism) at levels comparable to those seen in intact livers. Drs. Demetriou and Rozga have also reported that treatment of animals and patients with fulminant hepatic failure with a bioartificial liver loaded with freshly thawed pig hepatocytes prolonged life, alleviated intracranial hypertension and improved blood chemistry. In addition, in experimental animals, bioartificial liver therapy improved native liver function and triggered mechanisms regulating liver regeneration. In addition, because porcine hepatocytes can be stored frozen at a clinical site, treatment with our bioartificial liver system can be commenced within two to three hours of patient consent and product preparation, thereby making this bioartificial liver therapy available on demand. In instances of liver failure, this rapid availability of therapy should be a critical competitive advantage. In contrast, we believe other liver assist devices under development require longer time for preparation prior to patient treatment (up to several days in some instances, including cumbersome means of shipment to the clinical site).

 While these projected advantages appear supported by the clinical trial data evidence to date, some of these product functions may not be demonstrated without head-to-head trials with competitive approaches.

Market Opportunity

 Based on the number of patients with liver diseases and lack of alternative direct therapy other than liver transplantation, we believe that there is an urgent need for artificial means of liver replacement and/or assistance to facilitate recovery from liver failure without a transplant. Effective liver support therapies could also help maintain liver failure patients’ lives until an organ becomes available for transplantation. The SEPET™ Liver Assist Device and HepatAssist™ Cell-Based Liver Support System can address patients with liver failure across a wide range of causes and severity, including acute exacerbation of chronic liver disease as well as acute liver failure in patients without history of chronic disease.

 We believe that the patient and market opportunity is substantial and underserved. According to the American Liver Foundation, 25,000,000 persons in the United States, nearly one in every ten persons, are or have been suffering from liver and biliary diseases. According to the National Center for Health Statistics data published for 2004, there were over 500,000 hospital discharges for patients with chronic liver disease and/or cirrhosis plus additional patients categorized as suffering from other forms of liver failure. According to the American Liver Foundation, liver disease is among the top seven causes of death in adults in the United States between the ages of 25 to 64. In fact, one out of every 10 Americans has some form of liver disease. There is currently no satisfactory therapy available to treat patients in liver failure, other than maintenance and monitoring of vital functions and keeping patients stable through provision of intravenous fluids and blood products, administration of antibiotics and support of vital functions, such as respiration.

 The mounting crisis of viral hepatitis B and hepatitis C is projected to continue to propel numbers of liver failure episodes as patients age and increasingly suffer hepatic decompensation. Approximately 4 million Americans are chronically infected with the hepatitis C virus, and an estimated 25,000 people each year are newly infected in the United States each year with the hepatitis C virus. At the same time, 10,000 to 12,000 deaths have occurred annually in the United States due to hepatitis C virus infection, and the number is likely rising. Hepatic decompensation, as a result of chronic hepatitis C virus infection, is now the leading cause of liver transplantation in the United States. Despite improved rates of organ donation, increased utilization of deceased donor livers and a resurgence in living donor transplants, the number of liver transplants performed yearly is now approximately 5,500. At the same time, in 2004 alone there were more than 10,000 new waitlist registrations for liver replacement. As of March 14, 2008, the liver transplant waiting list contained 16,390 individuals.  Hepatitis B is less prevalent in the United States than hepatitis C - a situation that is dramatically reversed in other parts of the world where chronic hepatitis B infection is endemic or pandemic; however, according to National Institutes of Health and the American Association for the Study of Liver Diseases, 5,000 deaths occur annually in the United States as a consequence of hepatitis B virus infection.

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

 At present, no direct dependable treatment for liver failure is available and such patients must receive a liver transplant or endure prolonged hospitalization with significant mortality. Moreover, no prognostic test is available that would help predict which liver failure patient is likely to survive on medical therapy alone. Due to the critical nature of liver failure and the resulting adverse effects on other organs, the hospitalization costs can be as high as $10,000 or more per day. While liver transplants have significantly increased the chances of survival for patients with liver failure, due to a severe shortage of donor livers, far less than 10% of liver failure patients received a transplant. Further, many liver failure patients were excluded from the waiting list because of alcohol or drug abuse, cancer, cardiovascular disease or inadequate post-operative support by family or others.

 At this time, based on the preliminary information available to us, we estimate that in the United States the cost to the provider of a single treatment with the SEPET™ therapy could be within a $2,000 to $4,000 range and that the respective cost of HepatAssist™ therapy could be approximately $15,000 to $20,000. Pricing in other world regions will likely vary. We anticipate that SEPET™ and/or HepatAssist™ therapy may have to be repeated up to an average of three to five times before a satisfactory clinical outcome is obtained, although fewer treatments per patient may be sufficient depending on the severity of disease. Based on these estimates and the above mentioned projections, the potential U.S. market for SEPET™ and HepatAssist™ is significant, with similar or possibly larger opportunities in some regions outside North America. However, we have not confirmed the potential size of these markets through an independent marketing study.

 If we are successful in demonstrating the clinical utility of one or both of our product candidates, liver failure patients treated with our product candidates may be spared liver transplantation and the need for life-long immune-suppression. In addition, these patients can be treated outside of the intensive care unit and could be discharged from the hospital after shorter stays, all of which would reduce costs for healthcare providers and generate a demand for the use of these product candidates.

Sales, Marketing & Distribution

 We currently do not have any agreements in place to market any of our product candidates if and when those products are commercially released, and we do not currently expect to establish an in-house marketing and sales program to distribute our products, if approved, in all regions of the world. We currently expect to outsource at least a portion of the sales, marketing and distribution of our products, if approved, including SEPET™ in Europe if we obtain CE Marking approval, to third parties who specialize in the sales, marketing and distribution of medical products. Alternatively, we may enter into strategic alliances with larger medical companies or license the rights to our product candidates to such larger companies. Our direct marketing and sales operations may, in these cases, eventually be directed towards supporting sales and distribution activities of any future partner. We currently expect that our products, if approved, will be marketed in at least North America and Europe, and possibly in Asia. We are currently seeking a commercialization partner for HepatAssist™ and plan to do the same for SEPET™, for some world regions, in the next two years.

 We are also moving forward on the marketing authorization process in the European Union to receive CE Marking for our SEPETTM Liver Assist Device. CE Marking indicates that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation and allows sale of the product within the European Union (28 countries) and the European Free Trade Association (3 countries).

Manufacturing & Supply

 With respect to cartridges that we expect will be needed for SEPET™, we expect that such cartridges will be commercially manufactured by NxStage, and the membrane inside the cartridge will be produced by Membrana. Additional disposable components, such as tubing connectors, may also be manufactured by third party subcontractors.

 We currently do not have a finalized manufacturing arrangement for the cartridges used in the HepatAssist™ system. The HepatAssist™ cartridge is based on a conventional single-bundle hollow-fiber technology and a number of third party manufacturers could produce these cartridges for us under contract.

Supply Agreement with Membrana GmbH

On September 14, 2007, we entered into a supply agreement with Membrana, a company organized under the laws of Germany, for the provision of membranes for use in SEPET™. The agreement provides that following the first commercial sale of our product that contains Membrana membranes, Membrana will be our exclusive supplier of certain identified membranes for use in certain of our products. In addition, the agreement provides that following the first commercial sale of our product that contains Membrana membranes, Membrana shall not supply certain identified membranes for use in certain of our products to any other third party that will incorporate such membranes into a product whose composition, method of manufacture or method of use falls within a claim of one of our issued U.S. patents. Such exclusivity may last for up to five years based upon our fulfillment of certain minimum purchase thresholds. The agreement also provides for pre-established per-unit pricing of Membrana membranes, including progressive quantity discounts.

The agreement will terminate following the six-year anniversary of the date of the first commercial sale of our product that contains Membrana membranes. The agreement may be terminated by either party upon 90 days notice in the event of a material breach by the other party that remains uncured for 90 days, or upon 60 days notice if the other party becomes insolvent or becomes the subject of any voluntary or involuntary proceeding in bankruptcy, liquidation, dissolution, receivership, or general assignment for the benefit of creditors that is not dismissed within 60 days. In addition, upon 60 days notice, we may terminate the agreement or terminate the exclusivity of the agreement, upon Membrana’s failure to meet certain delivery requirements.

Manufacturing & Supply Agreement with NxStage Medical, Inc.

On October 19, 2007, we entered into a manufacturing & supply agreement with NxStage Medical, Inc. for the manufacture and supply of our SEPET™ Liver Assist Device for use in clinical trials and for commercial sale, if it is approved. The agreement provides that NxStage will be our exclusive manufacturer and supplier of the SEPET™ Liver Assist Device for commercial sale until the fifth anniversary of regulatory approval of the device. Under the agreement, NxStage will not manufacture, supply or sell our device to other parties and if NxStage manufactures, supplies or sells a competing product, as defined in the agreement, subject to certain exceptions, we may terminate the arrangement or convert it into a non-exclusive arrangement. In addition, if we purchase more than a certain number of devices in one calendar year, we will be subject to an annual minimum purchase requirement for the remainder of the agreement, which minimum will be subject to adjustment each year. The agreement provides for pre-established per-unit pricing, including quantity discounts and yearly adjustments.

The agreement will terminate upon the earlier of (i) the seventh anniversary of regulatory approval of the device or (ii) the seventh anniversary of the date of the agreement if regulatory approval of the device is not obtained by such date. The agreement may be terminated by either party (i) upon an extended prior notice period, (ii) upon a material breach by the other party that remains uncured, or (iii) upon notice if the other party becomes insolvent, files for bankruptcy, goes into liquidation or a receiver is appointed over all or a major part of the other parties’ assets. In addition, we may terminate the agreement or terminate the exclusivity of the agreement, upon the occurrence of certain events.

Platforms used for SEPETTM and HepatAssistTM Devices

 The kidney dialysis systems that will be used as a platform for SEPETTM therapy are not expected to require any technical adjustments. Since pressure monitors and hemoglobin detectors are standard in kidney dialysis systems, additional safety features are not likely to be required. Since the existing kidney dialysis instruments will not be affected, only the kidney dialysis cartridge will be replaced by a SEPETTM cartridge, we do not anticipate that consents will have to be obtained from the manufacturers of those open platform units, and no additional insurance is expected to be required to use those units. Nevertheless, manufacturers of such instruments may in the future have incentives to form partnerships with us for marketing and distribution of disposables, either as stand-alone products or as integrated systems of disposables for use on their instruments.

 The platform we currently expect to use for the HepatAssist™ bioartificial liver therapy is a perfusion platform known as the PERFORMER. The PERFORMER is a multi-function integrated system capable of supporting extracorporeal blood/plasma/fluid circulation therapies that is manufactured by RanD S.r.l. (Italy) and distributed by Medtronic, Inc. The PERFORMER may be equipped with proprietary software, which has already been developed by RanD for us, and a tubing set for use with our HepatAssist™ system.

 Cell Procurement

 The pig liver cells will be harvested from young purpose-bred, pathogen-free pigs raised in a USDA certified facility specifically designed for biomedical research purposes. The liver cells will be harvested and cryopreserved under aseptic conditions using our proprietary technology as well as commercially available equipment.

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

 Our U.S. patent application and foreign counterparts regarding our selective plasma filtration therapy (SEPET™) technology was filed in August 2002 with the U.S. Patent and Trademark Office and European Patent Office and subsequently in other countries and is currently under review for possible issuance. The applications contain claims for the use of various hemofiltration apparatus to treat liver failure and related diseases, as well as claims covering the hemofiltration apparatus itself.

 In March 2007, we in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications from Immunocept, LLC which include broad claims for methods of treating liver failure, multi-organ failure, multi-organ dysfunction syndrome, sepsis, septic shock, systemic inflammatory response syndrome, and related inflammatory disorders by selective blood filtration. The patents and applications relate to the use of blood filtration devices which remove, from the blood of patients with the above disease conditions, a broad spectrum of inflammatory and other disease mediators ranging from small molecules through intermediate size blood proteins with molecular weights up to the size of beneficial immunoglobulins. Such devices are capable of removing known “bad actor” compounds associated with liver failure, multi-organ failure and sepsis while preserving critical immunogloblins, clotting factors, lipids, and other beneficial large proteins in the circulating blood of afflicted patients. The patents and/or applications also relate to the combined use of replacement fluids including human serum albumin or combined uses of secondary selective plasma adsorption devices and/or certain classes of anti-inflammatory therapeutic drugs, and to apparatus suitable for the above uses.

 Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. We will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales. We will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees. Our fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for us. Our contingent obligations under the license will total less than $500,000 over approximately the same period (dependent, however, on the pace of potential future patent issuances).

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

 Our founders, Drs. Rozga and Demetriou, are co-inventors of both the semi-automated methods for large-scale production of isolated pig/human hepatocytes and cryopreservation of isolated pig/human hepatocytes. Currently, the key proprietary bioartificial liver technologies that we intend to use include the following licensed patents:

(1)
A bioartificial liver system in which liver cell therapy and blood detoxification are integrated in a single fiber-in-fiber module (US Patent # 6,582,955 B2 for “Bioreactor With Application as Blood Therapy Device” issued in June 2003). We licensed this patent from Spectrum Laboratories.

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

 Cedars-Sinai Medical Center Licenses. On June 19, 2001, we entered into an agreement with Cedars-Sinai Medical Center pursuant to which Cedars-Sinai granted us exclusive and worldwide rights to patents (2) through (4) above and to certain other technical information. These rights are and remain exclusive over the legal life of the various patents and include, subject to limitations, the right to sublicense the patent rights to third parties. In order to maintain its rights under the license, we were required to expend an aggregate amount of $1,760,000 in research and development expenses toward the development and promotion of products derived from the patents. As of the end of the fiscal year ended December 31, 2004, we had expended more than the minimum required $1,760,000 and have, therefore, fully satisfied the research and development expenditure requirement of this license. Cedars-Sinai Medical Center will have nonexclusive rights to any products derived from the patents. We will have to initially pay Cedars-Sinai Medical Center royalty fees equal to 1.5% of the gross sales price of royalty bearing products. From the third to tenth years of the license, the royalty fee percent will phase out evenly to 0%. Cedars-Sinai Medical Center is also a stockholder of this company. See Note 4 “Patent Rights” and 6 “Stockholder’s Equity - Junior Preferred Stock” of the financial statements included elsewhere in the Annual Report.

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

 In addition to the foregoing Circe Biomedical patents, we acquired other rights to Circe Biomedical’s HepatAssist™ bioartificial liver and related technologies, such as clinical and marketing data and over 400 manufacturing and quality assurance/control standard operation protocols that the FDA had previously reviewed. The Phase I through III clinical data that we acquired is expected to be useful in the preparation of future FDA submissions, since the data is based on pig liver cells from the same source. We also acquired an FDA Phase III IND for an enhanced version of the HepatAssist™ system. We are currently evaluating the possibility of conducting clinical studies of the HepatAssist™ system under a modified version of the FDA-approved Phase III IND protocol that we acquired, but must raise additional funds for this project. In connection with our acquisition of the foregoing patents, we also assumed Circe Biomedical’s obligations to make the following royalty payments:

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

 (b)    We are obligated to make royalty payments equal to 1% of the “net sales” price for that portion of a liver assist system sold by us or any of our sublicensees that comprises or incorporates a cartridge having a combination of porcine hepatocytes with hollow fiber membranes pursuant to that certain Restated License Agreement dated as of August 1, 1999 between Circe Biomedical and Cedars-Sinai Medical Center. Since our HepatAssistTM Cell-Based Liver Support System may utilize this type of cartridge, we will have to pay this royalty with respect of sales of all cartridges used in our bioartificial liver system. Our obligation to pay these royalties will begin with the first commercial sale of a bioartificial liver and continue thereafter for ten years. The royalty obligations shall continue until either ten years have elapsed from the first commercial sale date or the last to expire Circe Biomedical patent right has occurred. The royalty obligations expire after the ten year period has elapsed.

 Under U.S. law, utility patents filed before June 8, 1995 are valid for 20 years from the filing date, or 17 years from date of issuance, whichever period is longer. Patents filed on or after June 8, 1995 are good for 20 years from the date of filing.

 We have filed for U.S. trademark protection for our product candidate names, SEPET™ and HepatAssist™, which marks may become registered only upon commercialization of the products.

Research and Development

 We spent approximately $2,300,000 on research and development during the fiscal year ended December 31, 2007, $1,823,000 on research and development during the fiscal year ended December 31, 2006 and $8,113,000 on research and development from inception (August 23, 2000) through December 31, 2007.

Competition

 Our product candidates will compete with several other products and technologies that are currently used or are being developed by companies, academic medical centers and research institutions. These competitors consist of both large established companies as well as small, single product development stage companies. We expect substantial competition from these companies as they develop different and/or novel approaches to the treatment of liver disease. Some of these approaches may directly compete with the product candidates that we are currently developing.

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

 Other technologies offered by competing companies include the following:

 Gambro’s MARS system (molecular adsorbents recirculating system) combines the specific removal of the toxins of liver failure (albumin bound toxins) using a hollow-fiber cartridge impregnated with albumin, and sorbent columns placed in a dialysis circuit filled with 20% albumin solution. Albumin in the dialysate is “regenerated” during continuous recirculation in the closed loop system through sorbent columns (charcoal, resin). In addition, standard hemodialysis is performed during MARS treatment. In Europe, initial results in patients with acute liver failure were encouraging. In November 2004, Gambro announced that in a completed Phase II controlled study, which was conducted in 79 patients with acute exacerbation of chronic liver disease, MARS treatment improved hepatic encephalopathy and lowered blood levels of certain toxins implicated in the pathophysiology of liver failure. Controlled clinical trials are needed to establish if the technology has any therapeutic value and also needed for registration of the product in the United States.

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

 Vital Therapies, Inc. uses technology developed by predecessor companies Hepatix and VitaGen, Inc. Its bioartificial liver ELAD® utilizes a cell line derived from human liver cancer tissue and a conventional hollow fiber bioreactor. A Phase I clinical study of the newest ELAD® version was reported at the annual meeting of the American Association for the Study of Liver Disease in November 2004 in Boston. In patients with acute liver failure, treatment with ELAD® had no effect on survival when compared to patients receiving standard therapy. In January 2006, Vital Therapies, Inc. announced that it had received guidance from the FDA to allow it to begin shipment of its ELAD® cartridges to China in anticipation of pivotal clinical trials scheduled to begin in China in early 2006. This trial has been reported to be initiated with early positive results.

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

Government Regulation

 In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an IDE (in the case of a medical device such as SEPET™) or an IND (in the case of a drug or a combination product such as HepatAssist™) is filed with the FDA to begin human testing. Typically, a two-phase (for devices) or a three-phase (for drugs/biologics) clinical testing program is then undertaken. In Phase I or feasibility phase, small clinical trials are conducted to determine the safety of the product candidate. In Phase II (typically not required for devices), clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product candidate. In Phase III or pivotal phase, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Variations on these paths can also occur, and repetition of particular phases may be required.

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

 The FDA has separate review procedures for medical devices before such products may be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification, or 510(k) Notification, of the manufacturer’s intention to commence marketing of the product at least 90 days before the product will be introduced into interstate commerce. The manufacturer must obtain written clearance from the FDA before it can commence marketing the product. Among other requirements, the manufacturer must establish in the 510(k) Notification that the product to be marketed is “substantially equivalent” to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) Notification procedure, the manufacturer must file a Pre-Market Approval Application. The Pre-Market Approval, or PMA, application requires more extensive pre-filing testing than the 510(k) Notification procedure and involves a significantly longer FDA review process, although the process is typically less than for a new drug or combination product (in part because of the two-phase versus three-phase clinical trial process described above).

 SEPET™ may be regulated in the United States as a Class III medical device requiring a PMA review process, similar to medical devices for conducting plasma exchange; however, the FDA may classify it as a Class II device suitable for Section 510(k) approval described above. We are currently in the process of finalizing the design of and preparing for a pivotal clinical trial to demonstrate the safety and efficacy of SEPET™ in treating patients with chronic liver failure, which we believe will be required for FDA approval of SEPET™ in case of either a PMA or a 510(k) review process. Accordingly, it is likely to be subject to a two-step approval process starting with a submission of an IDE and subsequent amendments to conduct human studies, followed by the submission of a PMA application. The steps required before a product such as SEPET™ is likely to be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IDE for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and (iv) the submission to the FDA of a product application. Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IDE, which must become effective before human clinical trials may commence. The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. As discussed above, human clinical trials typically involve two sequential phases. Each trial must be reviewed and approved by the FDA before it can begin. The feasibility phase involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy. The pivotal phase typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population. The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product.

 HepatAssist™ is classified by the FDA as a combination product comprising a biological therapeutic and a Class III medical device. Accordingly, it is subject to a two-step approval process starting with a submission of an IND to conduct human studies followed by the submission of applications for PMA and Biologic License Approval, or BLA. The steps required before a product such as HepatAssist™ may be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and (iv) the submission to the FDA of a product application. Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. As discussed above, human clinical trials typically involve three sequential phases. Each trial must be reviewed and approved by the FDA before it can begin. Phase I involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy. Phase II usually involves a trial in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. Phase III typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population. The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product. In the case of HepatAssist™, the product may be available for Phase III testing once the new platform to provide therapy (which we currently believe will be the PERFORMER) is found to be equivalent as a plasma perfusion apparatus to the original platform used in previous Phase I/II/III studies, and the FDA agrees to amend the previous IND to use the PERFORMER in a new Phase III clinical study. No assurance can be given that the results of the equivalency studies, when conducted, will show that the PERFORMER is a suitable platform for the HepatAssist™ Cell-Based Liver Support System. Finally, we will also have to re-establish an approved cell manufacturing capability or engage an approved third party provider of pig cells.

 In addition to obtaining FDA approval, we will have to obtain the approval of the various foreign health regulatory agencies of the foreign countries in which we may wish to market our products. In Europe, we plan on seeking approval to market SEPET™ under the CE Mark and related device regulations which often require less clinical testing than comparable approval processes in the United States. Label claims for medical devices marketed under the CE Mark are restricted to what has been proven in clinical trials. This can have an adverse impact on marketability of products.

 Certain health regulatory authority (including those of Japan, France and the United Kingdom) have objected in the past, and other countries regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver system is expected to utilize) due to safety concerns relating to porcine endogenous viruses. If we are unable to obtain the approval of the health regulatory authorities in any country, the potential market for our products will be reduced.

Employees

As of March 31, 2008, we employed four full-time employees and one part-time employee.  We have also engaged five independent contractors under consulting agreements who provide services to us on a substantial part-time basis.  Of the foregoing employees and contractors, three are primarily engaged in administration or management, and the remaining seven persons are involved in scientific research, product development, clinical development, manufacturing development and/or regulatory compliance matters.  On March 29, 2008, we terminated one part-time employee, one full-time employee, and one independent contractor to help preserve our existing cash reserves. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.  We have not experienced work stoppages and we believe that our relationship with our employees is good.

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

“Hemofiltration/Hemofiltrate“Hemofiltration” is a continuous dialysis therapy in which blood is pumped through a hollow-fiber cartridge and the liquid portion of blood containing substances are removed into the sink compartment. The liquid portion of the blood (“hemofiltrate”) is discarded.

“Hepatitis” is an inflammation of the liver caused by infectious or toxic agents.

“Hepatocytes” are the organ tissue cells of the liver.

“IND” means Investigational New Drug application.

“IDE” means Investigational Device Exemption.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our research offices and laboratories in Medford, Massachusetts where we lease 1,783 square feet at $5,044 per month with a term of one year that was entered into on September 15, 2007. We maintain an administrative office in Pasadena, California and our corporate headquarters is located in Waltham, Massachusetts. The Pasadena office is leased on a month-to-month basis for approximately $1,500 per month for 640 square feet of space, and the Waltham office is leased for a term of six months ending on July 31, 2008 for approximately $3,900 per month for 600 square feet of space. We believe our laboratory and office space is adequate for our current operating needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth the range of high and low bid information for our common stock for each quarter within the last two years, as reported by Yahoo Finance and Bigcharts from CBS Marketwatch.com. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2006	$1.85	$0.65
June 30, 2006	$1.25	$0.90
September 30, 2006	$0.92	$0.42
December 31, 2006	$0.79	$0.46

March 31, 2007	$1.10	$0.43
June 30, 2007	$0.89	$0.60
September 30, 2007	$0.85	$0.29
December 31, 2007	$0.75	$0.55

Holders

 As of March 26, 2008, there were 125 listed shareholders of record of our common stock, although we believe there may be substantially more shareholders who hold our common stock in street name.

Dividends

 We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

 We did not repurchase any of our common shares during fiscal year 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

 On October 30, 2003, we completed a reorganization, (the “Reorganization”) in which we acquired Arbios Technologies, Inc., or ATI, and the SEPET™ program. At the time of the Reorganization, we had virtually no assets and virtually no liabilities (prior to the Reorganization we were an e-commerce based company engaged in the business of acquiring and marketing historical documents). Shortly after the Reorganization, we changed our name to “Arbios Systems, Inc.” In the Reorganization, we also replaced our officers and directors with those of ATI. Following the Reorganization, we ceased our e-commerce business, closed our former offices, and moved our offices to Los Angeles, California. In April 2004, we purchased certain assets of Circe Biomedical including a portfolio of patents, rights to a bioartificial liver (HepatAssistTM), a Phase III IND, selected equipment, clinical and marketing data, and over 400 standard operating procedures and clinical protocols that have previously been reviewed by the FDA. The purchase price paid for these assets was $450,000, which amount has now been fully paid. In July 2005, we consolidated our corporate structure by merging ATI into our then parent company, Arbios Systems, Inc., creating our current operating structure. We currently do not plan to conduct any business other than the business of developing liver assist devices that Arbios Systems, Inc. has conducted since its organization.

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

Since the formation of ATI in 2000, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional scientific and management personnel and advisors. To date, we have not marketed or sold any product and have not generated any revenues from commercial activities, and we do not expect to generate any revenues from commercial activities during the next 12 months. Substantially all of the revenues that we have recognized to date have been Small Business Innovation Research grants (in an aggregate amount of $321,000) that we received from the U.S. Small Business Administration.

 In April 2004, we purchased certain assets of Circe Biomedical including a portfolio of patents, rights to a bioartificial liver (HepatAssistTM), a Phase III IND, selected equipment, clinical and marketing data, and over 400 standard operating procedures and clinical protocols that have previously been reviewed by the FDA. The purchase price paid for these assets was $450,000.

Our current plan of operations for the next 12 months primarily involves research and development activities, including additional clinical trials for SEPET™ both domestically and internationally, and (i) finalize the design of our planned pivotal trial of SEPET™ with the FDA and commence the trial by the second half of 2008 once a primary endpoint is established, (ii) the preparation and submission of applications to a Notified Body in Europe to secure CE Mark approval to market our SEPET™ Liver Assist Device in Europe, (iii) the completion of an equity or other financing to support operations and the SEPETTM pivotal trial and (iv) identify and recruit a chief executive officer. The actual amounts we may expend on research and development and related activities during the next 12 months may vary significantly depending on numerous factors, including the results of our clinical studies, the timing and cost of regulatory submissions and our ability to reach an agreement with the FDA about the design of our planned pivotal trial of SEPET™. Based on our current estimates, we currently do not have sufficient cash to conduct our plan of operations for the next twelve months from the date of this Annual Report and that our current cash and cash equivalents are only sufficient to fund our operations into the third quarter of 2008. We are, however, seeking additional investment from various investors, but currently have no firm agreements or commitments in this regard to fund future development of our product candidates. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our product candidates and our liquidation.

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

 Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

   Patents

 In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” or SFAS 2, the costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses are capitalized and amortized. We capitalize certain patent rights that are believed to have future economic benefit. The licensed capitalized patent costs were recorded based on the estimated value of the equity security issued by us to the licensor. The value ascribed to the equity security took into account, among other factors, our stage of development and the value of other companies developing extracorporeal bioartificial liver assist devices. These patent rights are amortized using the straight-line method over the remaining life of the patent. Certain patent rights received in conjunction with purchased research and development costs have been expensed. Legal costs incurred in obtaining, recording and defending patents are expensed as incurred.

 Stock-Based Compensation

 Commencing January 1, 2006 we adopted SFAS No. 123R, “Share Based Payment,” or SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values. Prior to adopting SFAS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force, or EITF, Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. Currently, under SFAS 2 nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. We are in the process of evaluating the expected impact of EITF 07-03 on our financial position and results of operations following adoption.

Results of Operations

Comparison of Fiscal Year ended December 31, 2007 to Fiscal Year ended December 31, 2006.

 Since we are still developing our product candidates and do not have any products available for sale, we have not yet generated any revenues from sales. Revenues from periods prior to 2005 represent revenues recognized from government research grants that we have received.

 General and administrative expenses of $3,420,048 and $3,315,174 were incurred for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the expenses include $976,000 in fees incurred to outside consultants and professionals, $788,000 in payroll and payroll related costs, $715,000 in non-cash option and warrant charges, $135,000 in investor relation costs, $180,000 in equity offering contingent charges and other administrative expenses. For the year ended December 31, 2006, the expenses include $662,000 in fees incurred to outside consultants, professionals and board member fees, $549,000 in payroll and payroll related costs, $1,076,000 in non-cash option and warrant charges, $239,000 in investor relation costs and other administrative expenses. Professional fees increased in 2007 due to increased patent legal costs of $102,000, increased legal costs of $151,000 due to additional administration associated with an acquired patent portfolio and various compliance and contract negotiations, and an increase in executive search recruitment fees of $114,000 related to our search for a CEO. The decrease in non-cash option and warrant charges reflect lower fair value option charge calculations which are impacted by a declining common stock market price in 2007. The 2007 increase in payroll and payroll related expenses primarily reflect the severance costs incurred with the former Chief Executive Officer’s separation agreement. An equity offerings contingency for $180,000 was accrued in the first quarter of 2007. Investor relations cost reductions are attributed to lower spending on fixed retainer costs. On March 29, 2008, we reduced our workforce by three people in order to help preserve our cash balance. We anticipate severance costs and vacation payout payments of approximately $17,000 related to this reduction in force.

 Research and development expenses of $2,299,632 and $1,822,614 were incurred for the years ended December 31, 2007 and 2006, respectively. Research and development expenses for 2007 consist primarily of $635,000 in payroll and payroll related expenses, $299,000 in SEPETTM development, manufacturing and clinical costs, $701,000 in consultant costs related to manufacturing, regulatory and product management, $425,000 in patent acquisition costs, and $36,000 in HepatAssist™ facility costs. Research and development expenses for 2006 consist primarily of $570,000 in payroll and payroll related expenses, $486,000 in SEPETTM development, manufacturing and clinical costs, $380,000 in consultant costs related to manufacturing, regulatory and product management, and $144,000 in HepatAssist™ facility costs. Research and development costs increased by $477,018 from 2006 to 2007 and reflect increased expenditures for the SEPETTM program. Payroll cost increases reflect a full year salary in 2007 for clinical research management hired in 2006. The increase in consulting costs reflects outsourced service costs incurred related to the SEPETTM program, $425,000 in patent acquisition costs relate to the patent portfolio acquisition in March 2007. The HepatAssist™ facility lease was terminated in March 2007 and resulted in lower costs for this program.

The change in fair value of warrant liability reflects the elimination of the warrant liability valuation due to our recording a change in accounting principal on 2007. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, we recorded a change in accounting principal related to EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or EITF 00-19-2. EITF 00-19-2 was issued December 21, 2006 and is effective for fiscal periods beginning after December 15, 2006, and requires the registration rights agreement and any registration rights payments to be considered separately from the financial instruments. In accordance with EITF 00-19-2, we reversed the classification of the warrant liability associated with the warrants issued in our 2005 and 2006 financings from debt to equity during the period ended March 31, 2007. The warrants and registration rights agreement were previously accounted for as a single instrument, and without the consideration of the registration rights payments, the warrants are properly classified as equity in accordance with EITF 00-19. We reviewed the instruments entered into in connection with our 2007 financing and determined that the financing did not have any embedded derivatives requiring derivative accounting treatment.

 Interest income of $167,030 and $154,697 was earned for the years ended December 31, 2007 and 2006 respectively. The increase in interest income of $12,333 results from higher average cash balances maintained in 2007.

 Our net loss increased to $5,552,650 in 2007 from $4,461,904 in 2006. The increase in net loss is attributed to an increase in operating expenses incurred in the fiscal 2007 periods as compared to the same periods in 2006, without an increase in revenues.

Liquidity and Capital Resources

 As of December 31, 2007, we had cash and cash equivalents of $2,735,944. We do not have any bank credit lines. To date, we have funded our operations from the sale of equity securities and government research grants.

On April 23, 2007, we completed a private equity financing of $4,861,000 to a group of current and new accredited investors which was reduced by $377,000 in fund raising costs resulting in net proceeds to us of $4,484,000. In the offering, we sold 3,739,231 Units. Each Unit was sold at a price of $1.30 per Unit. Each Unit consists of: (i) two shares of common stock, (ii) one warrant to purchase one share of common stock exercisable for a period of 2.5 years at an exercise price of $1.00 (“A Warrants”) and (iii) one warrant to purchase one share of common stock exercisable for a period of five years at an exercise price of $1.40 (“B Warrants”), comprising a total of 7,478,462 shares of common stock and warrants to purchase 7,478,462 shares of common stock. The warrants have no provision for cashless exercise and, subject to certain requirements, we may call the warrants provided that our common stock trades above $1.50 for the A Warrants and above $2.80 for the B Warrants for a specified time period. The placement agent received: (i) a cash fee of $252,000, (ii) a warrant to purchase 576,615 shares of common stock with an exercise price of $0.65 and a term of five years with a Black Scholes valuation of $275,845 utilizing the following assumptions: risk free interest rate 4.59%, stock price volatility 0.80, expected life 5 years, dividend yield 0%, and (iii) a contingent cash fee of 7% of cash proceeds generated in connection with any additional payments, equity purchases or warrant exercises originating from investors from the April 2007 financing within 12 months of the closing of the financing. As a result of the April 2007 financing and pursuant to certain anti-dilution terms of our prior equity financings, we increased the number of shares issuable under the warrants issued in the 2005 and 2006 financing by approximately 746,000 shares. The exercise price of the warrants from the January 2005 equity financing was reduced from $2.74 to $1.91 per share and the exercise price of the warrants from the March 2006 equity financing was reduced from $1.50 to $1.22 per share.

 Based on our current estimates, we currently do not have sufficient cash to conduct our plan of operations for the next twelve months from the date of this Annual Report and our current cash and cash equivalents are only sufficient to fund our operations into only part of the third quarter of 2008. We are seeking additional investment from various investors, but currently have no firm agreements or commitments in this regard to fund future development of our product candidates.

 We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the current fiscal year.

 The cost of completing the development of our product candidates and of obtaining all required regulatory approvals to market our product candidates is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds during the next six months. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical, medical device or biomedical companies or alternative financing vehicles. We cannot be sure that we will be able to obtain additional funding from any of these sources, or that the terms under which we obtain such funding will be beneficial to us. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our product candidates and our liquidation.

 A summary of our contractual cash obligations at December 31, 2007 is as follows:

Contractual Obligations	Total	2008	2009	2010	2011
Long-Term Leases	$40,352	$40,352		-
License Agreement	300,000	50,000	$100,000	$150,000	-
Total	$340,352	$90,352	$100,000	$150,000	$-

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

Factors that May Affect Future Results and Market Price of Our Stock

 We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report.

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

Our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2007, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our accountant’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, our value in liquidation may be different from the amounts set forth in our financial statements.

Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our product candidates. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our product candidates and our liquidation.

We need to obtain significant additional capital to complete the development of our liver assist devices and meet contractual obligations related to our licensed patents, which additional funding may dilute our existing stockholders.

   Based on our current proposed plans and assumptions, we estimate that we do not have cash to operate for the next 12 months, and therefore we will need to obtain significant additional funds during the first half of 2008. The clinical development expenses of our product candidates will be very substantial. Based on our current assumptions, we estimate that the clinical cost of developing the SEPET™ liver assist device will be approximately $5 million to $10 million, and the clinical cost of developing the HepatAssist™ cell-based liver support system will be between $10 million and $15 million, in excess of the cost of our basic operations. These amounts, which could vary substantially if our assumptions are not correct and we need to enroll significantly more patients in our trials, including as a result of the FDA mandating that our pivotal trial of SEPET™ include a survival-based primary endpoint, are well in excess of the amount of cash that we currently have available to us. Accordingly, we will be required to (i) obtain additional debt or equity financing in order to fund the further development of our product candidates and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or medical device company to provide its required funding. The amount of funding needed to complete the development of one or both of our product candidates will be very substantial and may be in excess of our ability to raise capital.

As a result of a decrease in our available financial resources, we have significantly curtailed the research, product development, preclinical testing and clinical trials of certain product candidates. The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

We have not yet identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. There can be no assurance that sufficient funding will be available to us at acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our product candidates could be delayed and we could be forced to reduce the scope of our pre-clinical studies and clinical trials or otherwise limit or terminate our operations altogether. Any equity additional funding that we obtain will reduce the percentage ownership held by our existing security holders.

The cost of conducting clinical trials of HepatAssist™ and SEPETTM exceeds our current financial resources. Accordingly, we will not be able to conduct such studies until we obtain additional funding.

The feasibility clinical trial for the SEPETTM Liver Assist Device has been completed and we have obtained conditional approval from the FDA to initiate the pivotal trial of SEPETTM; however, we must raise additional funds to support the further development of SEPETTM. We have not yet established with the FDA the nature and number of additional clinical trials that the FDA may require in connection with its review and approval of the SEPET™ liver assist device. Based on our internal projections of our operating costs and the costs normally associated with pivotal trials, we do not believe that we currently have sufficient funds to conduct any such pivotal trial(s) but are attempting to identify sources for obtaining the required funds.

We have considered requesting FDA approval of a revised Phase III clinical trial for the HepatAssist™ Cell-Based Liver Support System. Such a request will require that we supplement and/or amend the existing Phase III clinical protocol that was approved by the FDA for the original HepatAssistTM system. The preparation of a modified or supplemented Phase III clinical protocol will be expensive and difficult to prepare. Although the cost of completing the Phase III clinical trial in the manner that we currently contemplate is uncertain and could vary significantly, if that Phase III clinical trial is authorized by the FDA, we currently estimate that the cost of conducting the trial would approximately be between $10 million and $15 million, excluding the manufacturing infrastructure. We currently do not have sufficient funds to conduct this trial and have not identified any sources for obtaining the required funds. In addition, no assurance can be given that the FDA will accept our proposed changes to the previously approved Phase III clinical protocol. The clinical tests that we would conduct under any FDA-approved protocol are very expensive and will cost much more than our current financial resources. Accordingly, even if the FDA approves the modified Phase III clinical protocol that we submit for HepatAssist™ cell-based liver support system, we will not be able to conduct any clinical trials until we raise substantial amounts of additional financing.

Our capital needs beyond 2008 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our product candidates under development and the successful commercialization of our product candidates. Our needs may also depend on the magnitude and scope of the activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We currently do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favorable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, we may be required to:

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

 All of our product candidates are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our product candidates. There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future. We currently do not expect to receive revenues from the sale of any of our product candidates for another year or longer. We have postponed further clinical development of our HepatAssist™ program until we are able to secure additional funding for this project or a corporate partner for this program.

Before we can market any of our product candidates, we must obtain governmental approval for each of our product candidates, the application and receipt of which is time-consuming, costly and uncertain.

 The development, production and marketing of our product candidates are subject to extensive regulation by government authorities in the United States and other countries. In the United States, our SEPET™ Liver Assist Device and our HepatAssistTM Cell-Based Liver Support System will require approval from the FDA to allow clinical testing and ultimately commercialization. The process for obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including, without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist systems, temporary suspension and/or complete ban on trials of our product candidates due to the risk of transmitting pathogens from the xenogeneic biologic component, and changes in the FDA’s requirements for our testing during the course of that testing. We have not yet established with the FDA the nature and number of clinical trials that the FDA will require in connection with its review and approval of either SEPET™ or our HepatAssistTM product candidates and these requirements may be more costly or time-consuming than we currently anticipate. If we are required to include survival as a primary endpoint in the planned pivotal trial of SEPET™, the number of patients that we must enroll in the trial, the time to complete the trial and the cost of this trial may be significantly increased. This could negatively impact our ability to raise additional capital and could delay the potential commercialization of SEPET™ in the United States and abroad.

 SEPETTM and HepatAssistTM are both novel in terms of their composition and function. Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for our product candidates from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our product candidates. The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our product candidates, would have a material adverse effect on our business, operating results and financial condition. The health regulatory authorities of certain countries, including those of Japan, France and the United Kingdom, have previously objected, and other countries’ regulatory authorities could potentially object, to the marketing of any therapy that uses pig liver cells (which our bioartificial liver systems are designed to utilize) due to safety concerns that pig cells may transmit viruses or diseases to humans. If the health regulatory agencies of other countries impose a ban on the use of therapies that incorporate pig cells, such as our HepatAssistTM Cell-Based Liver Support System, we would be prevented from marketing this product, if approved, in those countries. If we are unable to obtain the approval of the health regulatory authorities in Japan, France, the United Kingdom or other countries, the potential market for our product candidates will be reduced.

Because our product candidates are at an early stage of development and have never been marketed, we do not know if any of our product candidates will ever be approved for marketing, and any such approval will take several years to obtain.

 Before obtaining regulatory approvals for the commercial sale of our product candidates, significant and potentially very costly preclinical and clinical work will be necessary. There can be no assurance that we will be able to successfully complete all required testing of our SEPET™ or HepatAssist™ product candidates. While the time periods for testing our product candidates and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™ and approximately three to four years for HepatAssist™. We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these product candidates and technologies. Before we can begin clinical testing of these product candidates, we will need to amend the active Phase III IND to resume clinical testing of our HepatAssist™ product candidate and finalize the protocol of our planned pivotal trial of SEPET™ with the FDA to receive unconditional approval of our IDE application. Both applications will have to be cleared by the FDA. The FDA may require significant revisions to our clinical testing plans or require us to demonstrate efficacy endpoints that are more time-consuming or difficult to achieve than what we currently anticipate. For example, if we are required to include survival as a primary endpoint in the planned pivotal trial of SEPET™, the number of patients that we must enroll in the trial, the time to complete the trial and the cost of this trial may be significantly increased. This could negatively impact our ability to raise additional capital and could delay the potential commercialization of SEPET™ in the United States and abroad. Because of the early stage of development of each of our product candidates, we do not know if we will be able to generate additional clinical data that will support the filing of the FDA applications for these product candidates or the FDA’s approval of any product marketing approval applications or biologic license approval application that we do file.

Our cell-based liver support system utilizes a biological component obtained from pigs that could prevent or restrict the release and use of those product candidates.

 Use of liver cells harvested from pig livers carries a risk of transmitting viruses harmless to pigs but potentially deadly to humans. For instance, all pig cells carry genetic material of the porcine endogenous retrovirus, or PERV, but its ability to infect people is still unknown. Repeated testing, including a 1999 study of 160 xenotransplantation (transplantation from animals to humans) patients and the Phase II/III testing of the HepatAssist™ system by Circe Biomedical, Inc., has produced no sign of the transmission of PERV to humans. Still, no one can prove that PERV or another virus would not infect bioartificial liver-treated patients and cause potentially serious disease. This may result in the FDA or other health regulatory agencies not approving our HepatAssistTM Cell-Based Liver Support System or subsequently banning any further use of our product candidate should health concerns arise after the product has been approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the PERV risk.

 In addition to the potential health risks associated with the use of pig liver cells, our use of xenotransplantation technologies may be opposed by individuals or organizations on health, religious or ethical grounds. Certain animal rights groups and other organizations are known to protest animal research and development programs or to boycott products resulting from such programs. Previously, some groups have objected to the use of pig liver cells by other companies, including Circe Biomedical, that were developing bioartificial liver support systems, and it is possible that such groups could object to our HepatAssistTM Cell-Based Liver Support System. Litigation instituted by any of these organizations, and negative publicity regarding our use of pig liver cells in a bioartificial liver device, could have a material adverse effect on our business, operating results and financial condition.

Because our product candidates represent new approaches to treatment of liver disease, there are many uncertainties regarding the development, the market acceptance and the commercial potential of our product candidates.

 Our product candidates represent new therapeutic approaches for disease conditions. We may, as a result, encounter delays as compared to other product candidates under development in reaching agreements with the FDA or other applicable governmental agencies as to the development plans and data that will be required to obtain marketing approvals from these agencies. There can be no assurance that these approaches will gain acceptance among doctors or patients or that governmental or third-party medical reimbursement payers will be willing to provide reimbursement coverage for our product candidates, if approved. Moreover, we do not have the marketing data resources possessed by the major pharmaceutical companies, and we have not independently verified the potential size of the commercial markets for any of our product candidates. Since our product candidates represent new approaches to treating liver diseases, it may be difficult, in any event, to accurately estimate the potential revenues from our product candidates, as there currently are no directly comparable products being marketed.

As a new small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a competitive disadvantage.

 The pharmaceutical, medical device and biotechnology industries are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our product candidates. Furthermore, many companies are engaged in the development of medical devices or products that are or will be competitive with our proposed products. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

We will need to outsource and rely on third parties for the clinical development and manufacture, supply and marketing of our product candidates.

Our business model calls for the outsourcing of the clinical development, manufacturing, supply and marketing of our product candidates, if approved, in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these product candidates for us. We have not yet entered into any strategic alliances or other licensing arrangements and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or marketing of our product candidates. We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET™ and/or HepatAssistTM. Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our product candidates. In addition, we plan to utilize contract manufacturers to manufacture our product candidates or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical or medical device sales force on a contract basis.

 To the extent that we rely on other companies or institutions to manage the conduct of our clinical trials and to manufacture or market our product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If the clinical research management organization that we utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by them does not fully satisfy the rigorous requirement of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If the manufacturers of the raw material and finished product for our clinical trials are unable to meet our time schedules, quality specifications or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer or supplier that we select, including Membrana and NxStage, may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. Should any of our manufacturing or marketing companies, including Membrana and NxStage, encounter regulatory problems with the FDA, FDA approval of our product candidates could be delayed or the marketing of our product candidates, if approved, could be suspended or otherwise adversely affected.

Because we are currently dependent on NxStage and Membrana as the manufacturers of our SEPET™ cartridges, any failure or delay by either NxStage or Membrana. to manufacture the cartridges will negatively affect our future operations.

 We have exclusive manufacturing and/or supply arrangements both with NxStage and Membrana. If NxStage or Membrana is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer/supplier if we are unable to effectively transfer the NxStage or Membrana know-how to another manufacturer. We have no control over NxStage, Membrana or their suppliers, and if NxStage or Membrana are unable to produce the SEPETTM cartridges or it’s components on a timely basis, our business may be adversely affected.

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

 We currently expect that a perfusion system known as the PERFORMER will become the preferred platform for our HepatAssist™ system. The PERFORMER has been equipped with proprietary software and our tubing in order to enable the machine to work with our bioartificial liver product candidate. A limited number of the PERFORMER units have been manufactured to date. The PERFORMER is being manufactured by RanD, S.r.l. (Italy) and marketed by Medtronic, Inc. We currently do not have an agreement to purchase the PERFORMER from Medtronic or any other source. In the event that RanD and Medtronic are either unable or unwilling to manufacture the number of PERFORMERS needed to ensure that HepatAssistTM is commercially viable, we would not have an alternate platform immediately available for use, and the development and sales of such a system would cease until an alternate platform is developed or found. We may have difficulty in finding a replacement platform and may be required to develop a new platform in collaboration with a third party contract manufacturer. While we believe there are several potential contract manufacturers who can develop and manufacture perfusion platforms meeting the HepatAssist™ functional and operational characteristics, there can be no assurance that we will be able to enter into such an arrangement on commercially favorable terms, or at all. In addition, we may encounter substantial delays and increased costs in completing our clinical trials if we have difficulty in finding a replacement platform or if we are required to develop a new platform for bioartificial liver use.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. In addition to the patents acquired on March 29, 2007, we currently own four U.S. and five foreign patents on our liver support product candidates, have two patent applications pending, and are the licensee of twelve additional liver support patents. We have relied substantially on the patent legal work that was performed for our assignors and licensors and investors with respect to all of these patents, application and licenses, and have not independently fully verified the validity or any other aspects of the patents or patent applications covering our product candidates with our own patent counsel. For example, we had received from the European Patent Office an initial rejection of a patent filing citing references to certain issued patents that may represent prior art in the field of large-pore hemofiltration. This and potential other prior art may prevent us from obtaining sufficient legal protection of our proprietary rights to SEPETTM. We will need to raise an aggregate of $5.2 million during 2008 in order to maintain the license to the Immunocept patent portfolio that was acquired on March 29, 2007, and there is a possibility that the license may revert to a non-exclusive basis if we are unsuccessful in raising these funds..

Even when we have obtained patent protection for our product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our product candidates infringe patents or other proprietary rights held by them.

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

The development of our product candidates is dependent upon certain key persons, and the loss of one or more of these key persons would materially and adversely affect our business and prospects.

 We are dependent upon our business and scientific personnel. Due to our limited financial resources, we have recently reduced our staffing levels and currently have limited personnel to run our operations. As a result of our limited staff, we also depend upon the medical and scientific advisory services that we receive from the members of our Board of Directors and Scientific Advisory Board, many of whom have extensive backgrounds in the biomedical industry. We do not carry key man life insurance on any of these individuals.

 As we expand the scope of our operations by preparing FDA submissions, conducting multiple clinical trials, and potentially acquiring related technologies, we will need to obtain the services of additional senior scientific and management personnel and we are actively searching for a CEO. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. As we retain senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

The market success of our product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established.

 Our ability to successfully penetrate the market for our product candidates, if approved, may depend significantly on the availability of reimbursement for our product candidates from third-party payers, such as governmental programs, private insurance and private health plans. We have not yet established with Medicare or any third-party payers what level of reimbursement, if any, will be available for our product candidates, and we cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow us to charge a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular new products are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursement similar to reimbursement for competing products, they may be unwilling to use our product candidates since they will have to pay for the un-reimbursed amounts, which may well be substantial. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our product candidates could diminish or our ability to sell our product candidates on a profitable basis could be adversely affected.

We may be subject to product liability claims that could have a material negative effect on our operations and on our financial condition.

 The development, manufacture and sale of medical products expose us to the risk of significant damages from product liability claims. We have obtained clinical trial insurance for our SEPETTM trials. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. However, there can be no assurance that we will be able to continue to secure such insurance for clinical trials for either of our two current product candidates. If our product candidates are approved, we intend to obtain coverage for them when they enter the marketplace (as well as requiring the manufacturers of our product candidates to maintain insurance). We do not know if coverage will be available to us at acceptable costs or at all. We may encounter difficulty in obtaining clinical trial or commercial product liability insurance for any cell-based liver device that we develop since this therapy includes the use of pig liver cells and we are not aware of any therapy using these cells that has sought or obtained such insurance. If the cost of insurance is too high or insurance is unavailable to us, we will have to self-insure. A successful claim in excess of product liability coverage could have a material adverse effect on our business, financial condition and results of operations. The costs for many forms of liability insurance have risen substantially during the past year, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance.

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

Following on our acquisition of the HepatAssistTM system from Circe Biomedical and the patent acquisition in March 2007, we may attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating HepatAssistTM or any other acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, or incur employee dissatisfaction in connection with future acquisitions.

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

Anti-takeover provisions in our certificate of incorporation could affect the value of our stock.

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

   As of March 20, 2008, we had outstanding 25,603,461 shares of common stock. However, in the past year, the average daily trading volume of our shares has only been a few thousand shares, and there have been many days in which no shares were traded at all. As of March 20, 2008, there were a total of 16,777,159 shares of our common stock issuable upon the exercise of outstanding warrants registered pursuant to effective registration statements under the Securities Act of 1933, as amended. The shares underlying the warrants have not yet been issued and will not be issued until the warrants are exercised. Since the shares underlying these warrants have been registered, they can be sold immediately following exercise of the warrants. Accordingly, 16,777,159 additional shares could be released onto the trading market at any time. Because of the limited trading volume, the sudden release of 16,777,159 additional freely trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock. In addition, there are currently 4,550,000 shares of unregistered, restricted stock that are currently eligible for public resale under Rule 144 promulgated under the Securities Act of 1933, as amended, some of which shares also may be offered and sold on the market from time to time and an additional 3,465,677 shares that are issuable upon the exercise of outstanding options and other warrants. No prediction can be made as to the effect, if any, that sales of the 16,777,159 registered warrant shares, or the sale of any of the 4,550,000 shares subject to Rule 144 sales or the 3,465,677 shares that are issuable upon the exercise of outstanding options and other warrants will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

 The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of changes in the regulations applicable to us,

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical, medical device and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

 The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

 (a)  Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

 (b)  Changes in Internal Controls.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

(c) Management’s Report on Internal Control over Financial Reporting. The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only a management’s report in this Annual Report.

(d) Limitations on the Effectiveness of Controls. Our management, including our interim chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The following table sets forth the name, age and position held by each of our directors and executive officers as of March 29, 2008. Directors are elected at each annual meeting and thereafter serve until the next annual meeting (currently expected to be held during the third calendar quarter of 2008) at which their successors are duly elected by the stockholders.

Name	Age	Position
Shawn P. Cain	41	Interim President and Chief Executive Officer
Jacek Rozga, M.D., Ph.D.	59	Co-founder and Chief Scientific Officer
Scott L. Hayashi	36	Vice President of Administration, Chief Financial Officer and Secretary
Susan Papalia, RN, BSN	50	Vice President of Clinical Affairs
John M. Vierling, M.D., FACP (2)	62	Director, Chairman of the Board
Amy Factor	50	Director, Vice Chairman of the Board
Jack E. Stover (1)	55	Director
Thomas C. Seoh (1)(3)	50	Director
Thomas M. Tully (1)(2)(3)	62	Director
Dennis Kogod (2)(3)	48	Director
_________________________

(1) Member of Audit Committee.
(2) Member of Compensation Committee
(3)  Member of Nominating and Corporate Governance Committee.

Business Experience and Directorships

 The following describes the backgrounds of our current executive officers and directors.

 Shawn P. Cain.  Mr. Cain is currently our Interim President and Chief Executive Officer and has served in this capacity since September 2007. He joined us as our Vice President of Operations in April 2005 and was previously employed by us as a part-time consultant from December 2003 to March 2005. From June 2003 to March 2005, Mr. Cain was employed at Becton Dickinson’s Discovery Labware, Biologics Business, where he was responsible for the operation of two manufacturing facilities that produced over 900 biologics products.  From January 1997 through May 2003, Mr. Cain was the Vice President of Operations for Circe Biomedical, Inc., where he was instrumental in the early development of the bioartificial liver technology, including development our HepatAssistTM product candidate.

 Jacek Rozga, MD, Ph.D. Dr. Rozga is our co-founder and has been our Chief Scientific Officer since our organization in August 2000. Dr. Rozga served as our President from August 2000 until November 2005. From October 2003 until March 2005, Dr. Rozga also acted as our Chief Financial Officer. Dr. Rozga is Chairman and Chief Executive Officer of OncoTx, Inc., a private California corporation since October 2005. Since 1992, Dr. Rozga has been a professor of Surgery at UCLA School of Medicine. Dr. Rozga was previously a research scientist at Cedars-Sinai Medical Center from 1992 to 2005.

 Scott L. Hayashi. Mr. Hayashi has been our Chief Financial Officer since March 2005. Mr. Hayashi joined us as our Chief Administrative Officer in February 2004, became our Secretary in July 2004 and was appointed as the Vice President of Administration in November 2004.  Prior to joining us, Mr. Hayashi was a Manager of Overseas Development for Cardinal Health, Inc. from July 2000 to April 2002. Mr. Hayashi worked in finance, mergers and acquisitions for Northrop Grumman Corporation from March 1997 to July 2000 and Honeywell, Inc. from July 1994 to December 1996.

 Susan Papalia, RN, BSN. Ms. Papalia has been our Vice President of Clinical Affairs since November 2007 and brings more than 20 years of clinical research expertise to Arbios Systems, Inc. From August 2006 to August 2007, Ms. Papalia worked for Mitralign, Inc. (Tewksbury, MA) as Director of Clinical Affairs where she was successful in implementing a strategic clinical plan and obtaining international regulatory approvals for Mitralign’s feasibility study of a novel percutaneous mitral valve repair system. From February 1990 to December 2005, Ms. Papalia worked for Boston Scientific, Inc. where she held management positions in United States and International Clinical Research.

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

 Amy Factor. Ms. Factor was appointed as a director and Vice Chairman in September 2007. Prior to this, Ms. Factor served as a director from March 2005 until July 2006, and she was our interim Chief Executive Officer from April 2005 until November 2005. Ms. Factor has provided us with strategic and financial consulting services from November 2003 until the present. Since 1999, Ms. Factor has been President of AFO Advisors, LLC and the President of AFO Capital Advisors, LLC since 1996. Ms. Factor began her career with the public accounting firm KPMG and has been involved in the biotechnology industry since 1988 serving as the Chief Financial Officer of Immunomedics, Inc.

 Jack E. Stover. Mr. Stover has served as a director since November 2004. Mr. Stover is also a director of PDI, Inc. and Antares Pharma, Inc. Mr. Stover was elected the President and Chief Operating Officer of Antares Pharma, Inc., (a public specialty pharmaceutical company) in July 2004. In September 2004, he was named President, CEO and was appointed as a director of that company. Prior thereto, for approximately two years Mr. Stover was Executive Vice President, Chief Financial Officer and Treasurer of SICOR, Inc., a Nasdaq traded injectable pharmaceutical company that was acquired by Teva Pharmaceutical Inc. Prior to that, Mr. Stover was Executive Vice President and Director for Gynetics, Inc., a private women’s drug company, and the Senior Vice President, Chief Financial Officer, Chief Information Officer and Director for B. Braun Medical, Inc., a private global medical device and pharmaceutical company. For over 16 years, Mr. Stover was an employee and then a partner with PricewaterhouseCoopers (then Coopers & Lybrand), working in their bioscience industry division. Mr. Stover is also a CPA.

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

   Thomas M. Tully. Mr. Tully has served as a director since May 2005. Since January 2006, Mr. Tully has served as Chairman and Chief Executive Officer of IDev Technologies, a medical device company focused on the development and marketing of innovative minimally invasive devices for the treatment of peripheral vascular disease. From August 2000 until April 2005, Mr. Tully was the President and Chief Executive Officer of Neothermia Corporation, a medical device company. Prior thereto, from June 1995 to April 2000, Mr. Tully was the President and Chief Executive Officer of Nitinol Medical Technologies, Inc., a medical device company. Mr. Tully was the President of Organogenesis Inc., from 1991 to 1994, and the President of Schneider (USA) Inc. from 1988 to 1991. From 1980 through 1988 he held various positions with Johnson & Johnson, including President, Johnson & Johnson Interventional Systems and Vice President Marketing and Sales at the Johnson & Johnson Cardiovascular division.

   Dennis L. Kogod. Mr. Kogod has served as a director since May 2005. Mr. Kogod is Division President, Western Group for Davita, Inc., a leading provider of dialysis services for patients suffering from chronic kidney failure. Mr. Kogod joined Davita when that company acquired Gambro Healthcare in October 2005. Prior to the acquisition, Mr. Kogod was President and Chief Operating Officer of the West Division of Gambro Healthcare USA, which he joined in July 2000. Before that, Mr. Kogod spent 13 years with Teleflex Corporation, a NYSE-traded company. While there, he served as Division President of the Teleflex Medical Group from December 1999 to July 2000.

 There are no family relationships between any of the executive officers and directors.

Key Employees and Consultants

Ulrich Baurmeister, Ph.D. Dr. Baurmeister, age 64, has been our Chief Technology Officer since November, 2006. He is an expert in the field of semi-permeable polymer membrane development. From 1982 until 2000, Dr. Baurmeister served in various senior research and development, marketing and business development roles at Membrana GmbH, a leading supplier of semi-permeable membranes for dialysis and water purification, and its parent companies, Akzo Nobel and Acordis AG. He was most recently Managing Director, Business Development, overseeing Membrana’s extension into new areas of business and technology. From 2000 to 2004, he continued at Membrana while also serving as Chief Executive Officer of MAT Adsorption Technologies GmbH & Co. KG, a Membrana spin-off venture that developed selective adsorption membrane technology. Dr. Baurmeister serves us on a half-time contractor basis, alongside his role as Advisor and Senior Visiting Scientist at the University Hospital Charite in Berlin, Germany. He also serves on the boards of the Society of Artificial Organs, the International Society of Blood Purification, and the International Society for Apheresis, and he participates in various working groups in the fields of biocompatibility of materials and organ failure.

Jan Stange, MD. Prof. Stange, age 43, has been our Senior Clinical Advisor since early 2006 and he is currently assisting us with our clinical development program. He is an expert in the clinical development of products for the treatment of liver failure, having managed pivotal phase, multi-center clinical trials for various liver failure indications in both the United States and Europe. From 2000 to 2005, he was a founder and the Medical Director of Teraklin GmbH, where he directed clinical trials of that company’s MARS Liver Assist system, currently owned by Gambro AS. Since 1992, Dr. Stange has held academic, clinical and research positions at the University of Rostock, Germany and the University of California, San Diego and has founded other medical products companies in addition to Teraklin. He is currently Professor of Bioartificial Therapies at the University of Rostock. He serves on the board of directors of Forum Liver Dialysis. Dr. Stange serves us on a part-time contractor basis.

Audit, Compensation and Nominating Committees

 In February 2004, our Board of Directors established an Audit Committee. According to the Audit Committee Charter, the Audit Committee is to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board of Directors the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee consists of three persons and is currently composed of Mr. Stover, Mr. Seoh and Mr. Tully. Each of these individuals is a non-employee director and, in the opinion of our Board of Directors, is independent as defined under the Nasdaq Stock Market’s listing standards. Mr. Stover is our “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The Audit Committee operates under a formal charter that governs its duties and conduct.

 In November 2004, we established a Compensation Committee and a Nomination Committee. The Compensation Committee is authorized to review and make recommendations to the full Board of Directors relating to the annual salaries and bonuses of our senior executive officers. The Compensation Committee evaluates management performance goals with the Chief Executive Officer periodically and considers appropriate bonuses and salary adjustments based on achievement of objectives. The Compensation Committee can retain outside consultants to assist in determining compensation if needed. The Compensation Committee is currently composed of Mr. Tully, Dr. Vierling and Mr. Kogod.

 The Nomination Committee assists the Board of Directors in identifying qualified candidates, selecting nominees for election as directors at meetings of stockholders and selecting candidates to fill vacancies on our Board of Directors, and developing criteria to be used in making such recommendations. The Nomination Committee evaluates relevant experience and leadership skills for director candidates. The Nomination Committee is currently comprised of Mr. Tully, Mr. Seoh and Mr. Kogod.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis except for the late filing of a Form 4 to report an equity transaction for Amy Factor and Jacek Rozga which occurred on December 26, 2007.

   An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. We have received a written statement from each of our other directors, officers and 10% shareholders stating that no filing is required.

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

A copy of our Code of Ethics will be furnished, without charge, to any person upon written request from any such person. Requests should be sent to: Secretary, Arbios Systems, Inc.,1050 Winter Street, Suite 1000, Waltham, MA 02451.

 Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the market or exchange on which our common stock is then listed, in which case we intend to post such amendments or waivers on our website, www.arbios.com.

ITEM 10. EXECUTIVE COMPENSATION.

   SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2007 and 2006 of (i) all persons who served as our principal executive officer during the fiscal year ended December 31, 2007, (ii) our other two most highly compensated executive officers serving on December 31, 2007 whose total annual compensation during the fiscal year ended December 31, 2007 exceeded $100,000 and (iii) our former Vice President of Product Development. The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation(2)	Total
Shawn P. Cain(3) Interim President and Chief Executive Officer	2007 2006	$170,624 $160,000	$10,000 -	$ 39,104 $ 22,385	$ 4,818 $ 5,505	$224,546 $187,890
Jacek Rozga, M.D. Ph.D. (4) Chief Scientist	2007 2006	$155,000 $183,333	- -	$ 14,126 $ 7,575	$23,177 $ 6,220	$192,303 $197,128
Scott L. Hayashi Vice President of Administration, Chief Financial Officer and Secretary	2007 2006	$121,250 $109,167	$10,000 -	$ 23,662 $ 8,656	$ 3,506 $ 3,759	$158,418 $121,582
Walter C. Ogier(5) Former President and Chief Executive Officer	2007 2006	$221,252 $300,000	- -	$279,850 $289,114	$64,115 $ 7,980	$565,217 $597,094
David J. Zeffren(6) Former Vice President of Product Development	2007 2006	$76,354 $117,000	- -	$11,192 $ 3,939	$41,256 $ 3,479	$128,802 $124,418

_________________________
(1)
Represents the compensation expense incurred by us in the applicable fiscal year in connection with option grants to the applicable Named Executive Officer, calculated in accordance with SFAS 123R disregarding the estimate of forfeitures for service-based vesting conditions. See our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the option awards. Our Named Executive Officers will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold.

(2)	Includes company matching contributions in the Arbios 401(k) Plan and group life insurance premium gross ups, severance, and consulting fees.

(3)	In September 2007, Mr. Cain was appointed as the Company’s Interim President and Chief Executive Officer.

(4)
Dr. Rozga worked as a consultant to the Company during January to March 2007 and was converted to full-time employment in April 2007. In Other Compensation for 2007, Dr. Rozga earned $10,000 as a consultant and had $3,500 of Company matching contributions in his 401K and had $9,677 of relocation allowance to move him from Los Angeles to Boston

(5)
Mr. Ogier resigned from the Company in September 2007. Under the terms of Mr. Ogier’s separation agreement, the Company will pay him $25,000 per month for a period of one year from November 2007. Other Compensation for 2007 includes $8,603 for accrued vacation, $50,000 for severance payments for November and December 2007, and $5,512 for Company matching contributions in the 401K Plan.

(6)
Mr. Zeffren resigned as an executive officer and was converted from a full-time employee to a consultant in September 2007. Mr. Zeffren received $1,840 of company matching and $39,416 of consulting fees for the period September 2007 to December 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

   The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2007. There were no exercises of options by the Named Executive Officers in fiscal year 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Shawn P. Cain	30,000 21,875 24,792 30,000	70,000 128,125 45,208 -	100,000(1) 150,000(2) 70,000(3) 30,000(4)	$0.49 $0.82 $0.85 $1.65	9/21/2014 5/10/2014 7/31/2013 3/31/2010
Jacek Rozga, M.D., Ph.D.	10,000 14,583 12,000 30,000 18,000 18,000	30,000 85,417 - - - -	40,000(5) 100,000(6) 12,000(7) 30,000(8) 18,000(9) 18,000(10)	$0.49 $0.82 $2.22 $2.25 $0.15 $1.00	9/21/2014 5/10/2014 7/7/2012 2/9/2011 7/23/2012 4/20/2010
Scott L. Hayashi	5,000 21,875 14,167 10,000 12,000 10,000	65,000 128,125 25,833 - - -	70,000(11) 150,000(12) 40,000(13) 10,000(14) 12,000(15) 10,000(16)	$0.49 $0.82 $0.85 $1.85 $2.90 $2.25	9/21/2014 5/10/2014 7/31/2013 3/24/2010 3/1/2010 2/9/2009
Walter C. Ogier	60,000 500,000	- -	60,000(17) 500,000(18)	$0.80 $1.85	7/12/2014 11/8/2010
David J. Zeffren	5,000 15,000 12,000 10,000	25,000 - - -	30,000(19) 15,000(20) 12,000(21) 10,000(22)	$0.49 $0.82 $2.90 $2.00	9/21/2014 5/10/2014 3/1/2010 2/9/2009

(1)	The option to purchase 100,000 shares of common stock was granted on 09/21/2007 and vests based on achievement of performance based milestones during 2007 and 2008.

(2)	The option to purchase 150,000 shares of common stock was granted on 05/10/2007 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(3)	The option to purchase 70,000 shares of common stock was granted on 7/31/2006 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(4)	The option to purchase 30,000 shares of common stock was fully vested on 4/22/2007.

(5)	The option to purchase 40,000 shares of common stock was granted on 9/21/2007 and vests according to achievement of performance based milestones during 2007 and 2008.

(6)	The option to purchase 100,000 shares of common stock was granted on 5/10/2007 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(7)	The option to purchase 12,000 shares of common stock was fully vested on 7/7/2006.

(8)	The option to purchase 30,000 shares of common stock was fully vested on 2/11/2005.

(9)	The option to purchase 18,000 shares of common stock was fully vested on 7/24/2003.

(10)	The option to purchase 18,000 shares of common stock was fully vested on 4/21/2004.

(11)	The option to purchase 70,000 shares of common stock was granted on 9/21/2007 and vests according to achievement of performance based milestones during 2007 and 2008.

(12)	The options to purchase 150,000 shares of common stock were granted on 5/10/2007 and vest on a pro-rata monthly basis for a period of 48 months from the date of grant.

(13)	The option to purchase 40,000 shares of common stock was granted on 7/31/2006 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(14)	The option to purchase 10,000 shares of common stock was fully vested on 3/24/2006.

(15)	The option to purchase 12,000 shares of common stock was fully vested on 2/1/2006.

(16)	The option to purchase 10,000 shares of common stock was fully vested on 2/11/2005.

(17)
Of the original stock grant to purchase 200,000 shares of common stock, 60,000 option shares are exercisable at 11/13/2007, and the remaining 140,000 option shares were cancelled per the terms of the severance agreement with Mr. Ogier.

(18)	The option to purchase 500,000 shares of common stock became fully exercisable as of 11/13/2007.

(19)	The option to purchase 30,000 shares of common stock was granted on 9/21/2007 and vests according to achievement of performance based milestones during 2007 and 2008.

(20)	The option to purchase 15,000 shares of common stock was fully vested on 9/30/2007.

(21)	The option to purchase 12,000 shares of common stock was fully vested on 2/1/2006.

(22)	The option to purchase 10,000 shares of common stock was fully vested on 8/11/2004.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

In September 2007, we appointed Mr. Cain our Interim President and Chief Executive Officer. Mr. Cain remained an at-will employee under our existing 2005 agreement with him. In connection with this appointment he will receive an annual salary of $185,000 and was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.49 which vest in accordance with predefined milestones along specific timeframes. Pursuant to our 2005 agreement with Mr. Cain, we granted Mr. Cain a five-year incentive stock option to purchase 30,000 shares of our common stock. The options have an exercise price of $1.65 per share and vest in monthly installments of 1,250 shares commencing on May 1, 2005. The agreement also provides that we will match Mr. Cain’s contributions to a 401(k) plan at a rate of 50% up to 6% of total compensation per year. The agreement also offers to pay Mr. Cain’s COBRA costs for an 18-month period commencing on the April 15, 2005. Mr. Cain is also eligible to receive an annual discretionary cash bonus of up to 15% of his base annual salary. The agreement provides that Mr. Cain’s employment is “at will” and can be terminated at any time. If we wish to terminate his employment, we must provide him three months’ notice.

On April 27, 2007, we appointed Dr. Jacek Rozga, M.D., Ph.D. to serve as our Chief Scientific Officer. Pursuant to Dr. Rozga’s offer letter he will receive an annual base salary of $200,000. In addition, he will be eligible to receive an annual cash bonus of up to 15% of his base salary for each calendar year that he is employed by us. The final amount of the annual bonus will be determined at the discretion of the Chief Executive Officer and Compensation Committee based upon conditions and criteria that he considers to be appropriate. The bonus, if paid, generally will be paid within the first quarter of each calendar year, but the timing of any bonus payment will ultimately depend upon an assessment of our financial condition and other circumstances by management. Dr. Rozga’s performance will be reviewed annually by the Chief Executive Officer, and at that time adjustments in his compensation may be made. He will be eligible for reimbursement of up to $10,000 of the documented cost of moving his household belongings from California to Massachusetts. Dr. Rozga will be an at-will employee and his employment with us may be terminated at any time by him or us, with or without cause.

  We have entered into an agreement with Scott Hayashi, dated March 29, 2005, pursuant to which Mr. Hayashi serves as Chief Financial Officer. The agreement provides for a salary of $105,000 per year that is subject to annual review and adjustment. Mr. Hayashi is eligible to receive an annual discretionary bonus of up to 15% of his salary based on achieving certain goals. The agreement also offered Mr. Hayashi a five-year qualified stock option to purchase 10,000 shares of our common stock. The shares are exercisable at $1.85 per share; 50% of the shares vested immediately and 50% of the shares vested one year from the grant date of the option. The agreement provides that Mr. Hayashi’s employment is “at will” and can be terminated at any time.

On November 13, 2007, we entered into a separation agreement with our former President and Chief Executive Officer, Walter C. Ogier.  Pursuant to the terms of the separation agreement, Mr. Ogier acknowledged that his employment and all positions held by him were terminated as of September 21, 2007 (the “Separation Date”).  As consideration for Mr. Ogier performing consulting services for us for a period of 12 months following the Separation Date, we will pay Mr. Ogier monthly payments of $25,000 and will allow Mr. Ogier to continue to utilize our health insurance plan for the lesser of 12 months following the Separation Date or the time that he becomes eligible to receive health insurance from another employer.  In addition, certain of Mr. Ogier’s unvested options vested and will remain exercisable for a period of 12 months following the Separation Date.  Furthermore, Mr. Ogier agreed to release us from any and all legal claims or causes of action that he may have had arising from any event occurring prior to the Separation Date.

  On November 8, 2007, we entered into a consulting agreement with David Zeffren, our former Vice President of Product Development. Pursuant to the terms of the consulting agreement, we will pay Mr. Zeffren $10,400 per month and Mr. Zeffren will advise and support us with our regulatory and clinical affairs. Mr. Zeffren will also be reimbursed for reasonable and customary expenses incurred by him on our behalf. During the term of the consulting agreement and for a period of one year following the termination of the consulting agreement, Mr. Zeffren has agreed not to compete with us in the field the commercialization of medical devices or cell therapies for the treatment of liver disease, viral hepatitis or septic shock. Both we and Mr. Zeffren have the right to terminate the consulting agreement at anytime upon written notice.

   DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
John M.Vierling, M.D., FACP(3)	-	$29,610	$7,660	-	$37,270
Jack E. Stover(4)	-	$29,610	$7,660	-	$37,270
Thomas C. Seoh(5)	-	$16,203	$9,576	-	$25,779
Thomas M. Tully(6)	-	$16,203	$9,576	-	$25,779
Dennis Kogod(7)	-	$19,766	$9,576	-	$29,342
Amy Factor(8)	$ 47,500	$24,500	-	-	$72,000

1.
Represents the compensation expense incurred by us in 2007 in connection with awards of restricted stock to the director, calculated in accordance with SFAS 123R, disregarding the estimate of forfeitures for service-based vesting conditions, and thus includes amounts from awards in and prior to 2007. See our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the restricted stock awards. Our directors will not realize the value of these awards in cash until these awards are fully vested and the shares are subsequently sold.

2.
Represents the compensation expense incurred by us in 2007 in connection with option grants to the director, calculated in accordance with SFAS 123R, disregarding the estimate of forfeitures for service-based vesting conditions, and thus includes amounts from awards in and prior to 2007. See our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the option awards. Amounts include aggregate charge to financial statements. Our directors will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold. All options awarded to Directors in 2007 remained outstanding at fiscal year-end.

3.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 67,188 shares of restricted stock, 26,563 of which are vested, and options for the purchase of 210,957 shares of common stock, 93,290 of which are vested, issued to John M. Vierling, M.D., FACP. During 2007, Dr. Vierling received (1) options to purchase 20,000 shares of common stock with a grant date fair value of $7,661, and (2) a restricted stock grant of 40,625 shares of common stock with a grant date fair value of $33,719.

4.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 67,188 shares of restricted stock, 26,563 of which are vested, and options for the purchase of 124,957 shares of common stock, 123,290 of which are vested, issued to Jack E. Stover. During 2007, Mr. Stover received (1) options to purchase 20,000 shares of common stock with a grant date fair value of $7,661, and (2) a restricted stock grant of 40,625 shares of common stock with a grant date fair value of $33,719.

5.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 36,719 shares of restricted stock, 14,844 of which are vested, and options for the purchase of 117,856 shares of common stock, 115,773 of which are vested, issued to Thomas C. Seoh. During 2007, Mr. Seoh received (1) options to purchase 25,000 shares of common stock with a grant date fair value of $9,576, and 2) a restricted stock grant of 21,875 shares of common stock with a grant date fair value of $18,156.

6.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 36,719 shares of restricted stock, 14,844 of which are vested, and options for the purchase of 133,613 shares of common stock, 131,113 of which are vested, issued to Thomas M. Tully. During 2007, Mr. Tully received (1) options to purchase 30,000 shares of common stock with a grant date fair value of $11,491 and (2) a restricted stock grant of 21,875 shares of common stock with a grant date fair value of $18,156.

7.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 31,650 shares of restricted stock, 22,275 of which are vested, and options for the purchase of 100,294 shares of common stock, 98,211 of which are vested, issued to Dennis Kogod. During 2007, Mr. Kogod received (1) options to purchase 25,000 shares of common stock with a grant date fair value of $9,576 and (2) a restricted stock grant of 24,619 shares of common stock with a grant date fair value of $20,281.

8.
As of December 31, 2007, the last day of our fiscal year, there are outstanding 144,118 shares of restricted stock, 44,118 of which are vested, options for the purchase of 520,000 shares of common stock, all of which are vested, issued to Amy Factor, and warrants to purchase 300,000 shares of common stock. During 2007, Ms. Factor received (1) cash compensation of $47,500, (2) a restricted stock grant of 100,000 shares of common stock with a grant date fair value of $49,000 for services rendered as a director and Vice Chairman of the Company. Additionally, Ms. Factor earned $40,000 in cash compensation and received a restricted stock grant of 44,118 shares of common stock with a grant date fair value of $22,500 for services rendered as a consultant to the Company during FY 2007 (See also footnote 1 above).

Compensation of Board of Directors

 Equity Compensation

 On March 24, 2005, the Board of Directors approved a plan for compensating our directors. On May 16, 2005, the Board of Directors amended the plan for the 2005 fiscal year and later renewed the plan on January 11, 2006. The plan consists of the following:

 Non-employee directors will receive annual grants of stock options to purchase 15,000 shares of our common stock. The options will be granted on January 1 of each year. The options will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the grant date. The options will vest in equal monthly installments over the 12-month period following the grant date.

 Upon election to the Board of Directors, each new director will be granted a stock option to purchase 30,000 shares of our common stock. The option will have a term of seven years and will have an exercise price equal to the market price on the trading day preceding the date of grant. One half of the options will vest on the date of grant, and the balance will vest on the first anniversary of the grant date.

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

 On June 30, 2006, the Board of Directors resolved to suspend cash compensation discussed below for independent members and to issue restricted stock instead to help us maintain our cash reserves.

   Cash Compensation

 Effective March 24, 2005, all non-employee directors were paid $1,500 for each day they attend a Board of Directors meeting in person ($1,000 if they attend a meeting by telephone), and $500 for each telephonic Board of Directors meeting ($1,000 for each telephonic meeting if the meeting lasts longer than two hours). In addition, the Chairman of the Board and Chairman of the Audit Committee would receive $25,000 annually (payable quarterly), and the Chairman of the Nomination Committee and the Chairman of the Compensation Committee would receive $10,000 annually (payable quarterly). Effective June 30, 2006, this policy was amended and we terminated all cash compensation payments to non-employee directors and issued equivalent amounts of restricted stock in lieu of cash compensation. We reimburse all directors for any expenses incurred by them in attending meetings of the Board of Directors.

Compensation in 2007

During the fiscal year ended December 31, 2007, each of our directors was granted an annual grant of stock options to purchase 15,000 shares of common stock at an exercise price of $0.51 per share. In addition, members of committees of the Board or Directors received an annual grant of stock options to purchase 5,000 shares of common stock at an exercise price of $0.51 per share for each committee they are a member for the first half of 2007. All director and committee member options were granted at the market price on the day preceding the date of grant and have a term of seven years and vest on a monthly basis from the date of grant. In May 2007, a director received a restricted stock grant of 15,244 shares of common stock for additional consulting services rendered to the Company. In July 2007, all non-employee members of the Board of Directors received a total of 134,375 shares of restricted stock in lieu of cash compensation for services rendered during the second half of 2007 for serving on board committees and attendance at meetings. In September 2007, a newly appointed director received a restricted stock grant of 100,000 shares of common stock and cash compensation of $47,500 for serving as Vice Chairman of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

 The following table summarizes as of December 31, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,352,495	$1.73	1,647,505
Equity compensation plans not approved by security holders	750,000(2)	$1.54	-0-
Total	4,102,495 (3)	$1.69	1,647,505

(1) These plans consist of our 2001 Stock Option Plan and 2005 Stock Incentive Plan.
(2) Represents warrants to purchase shares of our common stock issued to our consultants.
(3) Includes restricted stock grants totaling 421,818 shares of common stock.

Security Ownership of Certain Beneficial Owners

 The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group. As of March 20, 2008 there were 25,603,461 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Except as otherwise indicated, the address of each stockholder is c/o Arbios Systems, Inc. at 1050 Winter Street, Suite 1000, Waltham, MA 02451.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
Jacek Rozga, M.D., Ph.D.	2,165,083(2)	8.4%
Achilles A. Demetriou, M.D., Ph.D and Kristin P. Demetriou	2,500,000(3)	9.8%
John M. Vierling, M.D., FACP	274,395(4)	1.1%
Amy Factor	1,102,868(5)	4.2%
Walter C. Ogier(6)	565,000(6)	2.2%
Jack E. Stover	189,395(7)	*
Thomas C. Seoh	148,325(8)	*
Dennis Kogod	135,694(9)	*
Thomas Tully	161,582(10)	*
Scott L. Hayashi	107,355(11)	*
David Zeffren(12)	92,000(12)	*
Shawn Cain	131,250(13)	*
LibertyView Funds, LP 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	1,851,488 (14)	7.0%
LibertyView Special Opportunities Fund, LP 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	2,331,008(15)	8.8%
Neuberger Berman LLC 111 River Street - Suite 1000 Hoboken, NJ 07030-5776	4,842,428(16)	17.7%
MicroCapital Fund LP 623 Fifth Avenue, Suite 2502 New York, New York 10022	3,000,000(17)	11.1%
Dolphin Offshore Partners, LP 129 East 17th Street New York, New York 10003	2,000,000(18)	7.5%

All current executive officers and directors as a group (10 persons)	4,430,947(19)	16.2%
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

(2)	Consists of (i) 2,050,000 shares of common stock owned by Jacek Rozga and Joanna Rozga JTTEN and (ii) currently exercisable options to purchase 115,083 shares of common stock.

(3)
Consists of 2,500,000 shares of common stock owned by the A & K Demetriou Family Trust, of which Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou each are co-trustees with the right to vote or dispose of the trust’s shares.

(4)	Consists of (i) 26,563 shares of common stock, (ii) currently exercisable options to purchase 207,207 shares of common stock and (iii) 40,625 shares of restricted common stock.

(5)
Consists of (i) currently exercisable options to purchase 518,750 shares of common stock, (ii) warrants to purchase 200,000 shares exercisable by AFO Advisors, LLC, (iii) warrants to purchase 100,000 shares exercisable by AFO Capital Advisors, LLC, (iv) 5,000 shares owned by the Jay H. Oyer and Amy Factor Foundation, (v) 5,000 shares owned by the Melissa H. Oyer Trust, (vi) 5,000 shares owned by the Zachary D. Oyer Trust, (vii) 100,000 shares owned by AFO Capital Advisors, LLC, (viii) 25,000 shares of performance based restricted common stock, (ix) 100,000 shares of restricted common stock owned by AFO Advisors LLC, and (x) 44,118 shares of common stock. Amy Factor is the owner and President of AFO Capital Advisors, LLC and AFO Advisors, LLC. She is also the trustee of The Jay H. Oyer and Amy Factor Family Foundation, The Melissa H. Oyer Trust, and The Zachary D. Oyer Trust and has voting and investment control of the securities of these entities.

(6)	Consists of (i) 5,000 shares of common stock, (ii) currently exercisable options to purchase 560,000 shares of common stock. Mr. Ogier is our former President and Chief Executive Officer.

(7)	Consists of (i) 27,563 shares of common stock, (ii) currently exercisable options to purchase 121,207 shares of common stock and (iii) 40,625 shares of restricted common stock.

(8)	Consists of (i) 14,844 shares of common stock, (ii) currently exercisable options to purchase 111,606 shares of common stock and (iii) 21,875 shares of common stock.

(9)	Consists of (i) 32,275 shares of common stock, (ii) currently exercisable options to purchase 94,044 shares of common stock and (iii) 9,375 shares of restricted common stock.

(10)	Consists of (i) 14,844 shares of common stock, (ii) currently exercisable options to purchase 124,863 shares of common stock and (iii) 21,875 shares of common stock.

(11)
Consists of (i) 4,615 shares of common stock owned by Hannah Hayashi, Scott Hayashi’s wife, (ii) 3,000 shares of common stock owned by Scott Hayashi, (iii) currently exercisable options held by Scott Hayashi to purchase 95,125 shares of common stock and (iv) warrants to purchase 4,615 shares of common registered in the name of Hannah Hayashi.

(12)
Consists of (i) 25,000 shares owned by Mira Zeffren, David Zeffren’s wife, (ii) warrants to purchase 25,000 shares registered in the name of Mira Zeffren and (iii) currently exercisable options held by David Zeffren for the purchase of 42,000 shares of common stock. Mr. Zeffren is our former Vice President of Product Development.

(13)	Consists of currently exercisable options to purchase 131,250 shares of common stock.

(14)
Consists of (i) 1,185,243 shares of common stock and (ii) currently exercisable warrants to purchase 666,245 shares of common stock. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(15)
Consists of (i) 1,424,912 shares of common stock and (ii) currently exercisable warrants to purchase 906,096 shares of common stock. LibertyView Special Opportunities Fund, LP, LibertyView Funds, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(16)
Includes shares of common stock and currently exercisable warrants to purchase shares of common stock held by LibertyView Funds, LP and LibertyView Special Opportunities Fund, LP (see footnotes 14 and 15). Also includes (i) 432,843 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Fund and (ii) currently exercisable warrants to purchase 213,238 shares of common stock held by Trust D for a Portion of the Assets of the Kodak Retirement Income Plan and (iii) 13,851 shares of common stock held by LibertyView Health Sciences Fund, LP. LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since they have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

(17)	Ian P. Ellis has voting and investment control over the securities owned by MicroCapital Fund LP. Includes warrants to purchase 1,500,000 shares of common stock.

(18)	Includes warrants to purchase 1,000,000 shares of common stock.

(19)
Consists of the shares of common stock set forth in footnotes 2, 4, 5, 7 through 11 and 13 and currently exercisable options to purchase 15,000 shares of common stock held by one executive officer not named in the table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Amy Factor is the President of AFO Advisors LLC, and provides investor relations, strategic, and management services to us in her current role as a director and Vice Chairman of the Board. Amy Factor is the President of AFO Advisors LLC, and provides investor relations, strategic, and management services to the Company in her current role as a director and Vice Chairman of the Board. The Company pays AFO Advisors LLC a monthly retainer of $12,500 pursuant to a verbal agreement and had paid a total of $87,500 in FY 2007 as well as a restricted stock grant to purchase 44,118 shares of common stock. Additionally, Ms. Factor was granted a restricted stock grant of 100,000 shares of common stock of which 50% of the shares would vest on January 1, 2008 and the remaining 50% would vest on pro-rata monthly basis during the period January 1, 2008 through June 30, 2008.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report:
Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, by and among Historical Autographs U.S.A., Inc., Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy K. Swank and Raymond J. Kuh (1)
3.1	Certificate of Incorporation of Arbios Systems, Inc. dated June 3, 2005 (7)
3.2	Certificate of Correction of Arbios Systems, Inc. dated on July 6, 2005 (7)
3.3	Certificate of Ownership and Merger dated July 25, 2005 (7)
3.4	Certificate of Ownership and Merger dated July 26, 2005 (7)
3.5	Bylaws of Arbios Systems, Inc. (7)
4.1	Form of Common Stock certificate (7)
4.2	Form of Common Stock Purchase Warrant (3)
4.3	Common Stock Purchase Warrant dated April 1, 2004 (4)

4.4	Form of Warrant to Purchase Common Stock dated January 11, 2005 (5)
4.5	Common Stock Purchase Warrant dated March 29, 2007 (8)
10.1*	2001 Stock Option Plan (2)
10.2	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.3	License Agreement, dated December 26, 2001, by and between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (3)
10.4	Asset Purchase Agreement among Circe Biomedical, Inc., Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004 (4)
10.5	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.6	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.7	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.8	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein (5)
10.9	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein (5)
10.10+
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga

10.11*	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain (7)
10.12*	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi (7)
10.13*	2005 Stock Incentive Plan (6)
10.14*	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (6)
10.15	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (8) (12)
10.16	Purchase Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors set forth on the signature pages affixed thereto (9)
10.17	Registration Rights Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors named herein (9)

10.18	Form of Warrant A to Purchase Common Stock dated April 23, 2007 (9)
10.19	Form of Warrant B to Purchase Common Stock dated April 23, 2007 (9)
10.20	Offer Letter of Dr. Jacek Rozga dated April 26, 2007 (10)
10.21	Certificate of Amendment of Certificate of Incorporation of Arbios Systems, Inc. dated July 13, 2007 (11)
10.22	Supply Agreement by and between Membrana GmbH and Arbios Systems, Inc. dated September 14, 2007 (11)
10.23	Lease Agreement by and between Cummings Properties, LLC and Arbios Systems, Inc. dated September 15, 2007 (11)
10.24	Consulting Agreement by and between David Zeffren and Arbios Systems, Inc. dated November 8, 2007 (11)
10.25	Separation Agreement by and between Walter C. Ogier and Arbios Systems, Inc. dated November 13, 2007 (11)
10.26+	Manufacturing & Supply Agreement by and between NxStage Medical, Inc. and Arbios Systems, Inc. dated October 19, 2007 (12)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________________

+ Filed herewith.

* Denotes a management contract or compensatory plan or arrangement.

(1)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003, which exhibit is hereby incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 26, 2001, which exhibit is hereby incorporated herein by reference.

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

(7)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

(9)
Previously filed as the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007, which exhibit is hereby incorporate herein by reference.

(10)
Previously filed as the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2007, which exhibit is hereby incorporate herein by reference.

(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(12)	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

 The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal year ended December 31, 2007 and 2006 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $99,106 and $73,670, respectively.

Audit-Related Fees

 Stonefield Josephson, Inc. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2007 and 2006.

Tax Fees

 Stonefield Josephson, Inc. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

 Stonefield Josephson, Inc. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

   Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm. The Audit Committee pre-approved all services performed by Stonefield Josephson, Inc. during 2007 and 2006.

   ADDITIONAL INFORMATION

 We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission; we file reports, proxy statements and other information. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arbios Systems, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of Arbios Systems, Inc. (a development stage enterprise) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007 and 2006 and the years from August 23, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbios Systems, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and 2006 and the years from August 23, 2000 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations including a net loss of $5,552,650 for the year ended December 31, 2007 and has an accumulated deficit of $19,314,972 as of December 31, 2007, and has been dependent solely on obtaining outside equity to finance operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Stonefield Josephson, Inc.

Los Angeles, California
March 28, 2008

ARBIOS SYSTEMS, INC.
(A development stage company)
BALANCE SHEETS
December 31, 2007 and 2006

	December 31,
ASSETS	2007	2006

Current assets
Cash and cash equivalents	$2,735,944	$2,054,280
Prepaid expenses	37,546	147,163
Total current assets	2,773,490	2,201,443

Net property and equipment	45,450	73,110
Patent rights, net of accumulated amortization of $134,374 and $113,894, respectively	132,293	152,773
Other assets	86,993	62,827

Total assets	$3,038,226	$2,490,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$434,727	$310,162
Accrued expenses	483,617	132,073
Total current liabilities	918,344	442,235

Long term contract obligations	250,000
Accrued warrant liability	-	763,654
Total liabilities	1,168,344	1,205,889

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 and 60,000,000 shares authorized; 25,578,461
and 17,460,181 shares issued and outstanding at December 31, 2007 and 2006, respectively	25,578	17,460
Additional paid-in capital	21,159,276	14,507,939
Deficit accumulated during the development stage	(19,314,972)	(13,241,135)
Total stockholders' equity	1,869,882	1,284,264

Total liabilities and stockholders' equity	$3,038,226	$2,490,153

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the years ended December 31,		Inception to
	2007	2006	December 31, 2007

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	3,420,048	3,315,174	11,742,137
Research and development	2,299,632	1,822,614	8,112,808
Total operating expenses	5,719,680	5,137,788	19,854,945

Loss before other income (expense)	(5,719,680)	(5,137,788)	(19,533,979)

Other income (expense):
Change in fair value of warrant liability	-	521,187	-
Interest income	167,030	154,697	463,145
Interest expense	-	-	(244,138)
Total other income (expense)	167,030	675,884	219,007

Net loss	$(5,552,650)	$(4,461,904)	$(19,314,972)

Net loss per share:
Basic and diluted	$(0.24)	$(0.26)

Weighted-average shares:
Basic and diluted	22,918,181	17,244,988

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		Inception to
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(5,552,650)	$(4,461,904)	$(19,314,972)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	50,045	52,442	302,264
Change in fair value of warrant liability	-	(521,187)	-
Patent rights impairment	-	-	91,694
Interest earned on discounted short term investments	-	8,652	-
Issuance of common stock, options and warrants for compensation	813,513	1,186,803	3,613,447
Issuance of warrants for patent acquistion	74,570	-	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	2,766	-	2,766
Changes in operating assets and liabilities:
Prepaid expenses	109,617	48,678	(37,548)
Other assets	(24,166)	(7,054)	(86,993)
Accounts payable	124,565	149,513	434,727
Accrued expenses	351,544	(20,289)	390,115
Other liabilities	-	-	64,695
Contractual obligation	250,000	-	250,000
Net cash used in operating activities	(3,800,196)	(3,564,346)	(13,596,486)

Cash flows from investing activities:
Additions of property and equipment	(4,671)	(3,447)	(149,467)
Purchase of short term investments	-	(12,889,073)	(21,866,787)
Maturities of short term investments	-	14,876,421	21,866,787
Net cash (used in) provided from investing activities	(4,671)	1,983,901	(149,467)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	2,700	-	67,900
Net proceeds from issuance of common stock and warrants	4,483,831	1,254,987	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	4,486,531	1,254,987	16,481,897
Net increase (decrease) in cash	681,664	(325,458)	2,735,944

Cash at beginning of period	2,054,280	2,379,738	-

Cash at end of period	$2,735,944	$2,054,280	$2,735,944

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	-	-	$47,500
Accrued warrant liability	-	$763,654	$763,654

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2007

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Balance, August 23,
2000 (inception) restated	-	$-	-	$-	$-	$-	$-	$-
for effect of reverse merger
with Historical Autographs U.S.A. Inc.

Stock issuance
in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31,
2000, as restated	-	-	5,000,000	50	4,950	-	(9,454)	(4,454)

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
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2007

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
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2007

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2007

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	16,233	13,352,217	-	(8,779,231)	4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options
and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	17,460	14,507,939	-	(13,241,135)	1,284,264

Cumulative effect of change in
accounting principle:
Adjust retained earnings at
January 1, 2007 for change in
accounting principle							(521,187)	(521,187)
Reclassification of warrants					1,284,841			1,284,841

Issuance of common stock and warrants
in private placement for cash less issuance
expense of $377,169			7,478,462	7,479	4,476,352			4,483,831

Exercise of common stock warrants			18,000	18	2,682			2,700

Stock option based compensation expense					438,263			438,263

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2007

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	$25,578	$21,159,276	-	($19,314,972)	$1,869,882

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies:

General:

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure.

The Company has a lead product under development, the SEPET™ Liver Assist Device, which is a blood purification therapy device for patients with liver failure. The Company has a second product candidate, the HepatAssist™ Cell-Based Liver Support System, which is a bioartificial liver; whose development is currently on hold pending raising of additional funds or entering into a corporate partnership for this project.

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. (“ATI”) consummated a reverse merger, in which ATI became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its name to Arbios Systems, Inc. and is herein referred to as “Arbios Systems”. The stockholders of ATI transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of ATI in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of ATI. Inasmuch as the former owners of ATI controlled the combined entity after the merger, the combination was accounted for as a purchase by ATI as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141, “Business Combinations” using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

On July 25, 2005, Arbios Systems completed its reincorporation as a Delaware corporation by merging with and into Arbios Systems, Inc., a Delaware corporation (“Arbios”). The foregoing merger was approved by the Company’s stockholders at the annual meeting of stockholders held on July 7, 2005. In order to consolidate the functions and operations of Arbios and ATI, on July 26, 2005, ATI merged into Arbios. As a result, Arbios now owns all of the assets of ATI and all of the operations of the two companies have been consolidated into Arbios. Unless the context indicates otherwise, references herein to the “Company” during periods prior to July 26, 2005 include Arbios Systems, a Nevada corporation and ATI.

Development Stage Enterprise:

The Company is a development stage enterprise as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establish a new business. Its planned principal commercial operations have not yet commenced. Research and development, which were initiated in 2000 is being vigorously pursued including conducting of human clinical trials. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies, Continued:

Going Concern:

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company on a going concern basis, and which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $5,552,650 for the year ended December 31, 2007 and an accumulated deficit of $19,314,972 at December 31, 2007. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern. While the Company intends to pursue development of its product candidates, any significant continued development is contingent upon additional funding or a strategic partnership. The amount and timing of future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that the Company pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates.

Management’s plans include the sale of additional equity securities through a private placement or other financing method. However, no assurance can be given that the Company will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company successfully raises additional capital, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies, Continued:

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2007 and 2006, the Company has no items that represent comprehensive income and therefore, the Company has not included a schedule of comprehensive income in the financial statements.

Property and Equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five to seven years.

Patent Rights:

In accordance with SFAS No. 2, “Accounting for Research and Development Costs” the costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses are capitalized and amortized. The Company capitalizes certain patent rights that are believed to have future economic benefit. The licensed capitalized patents costs were recorded based on the estimated value of the equity security issued by us to the licensor. The value ascribed to the equity security took into account, among other factors, our stage of development and the value of other companies developing extracorporeal bioartificial liver assist devices. These patent rights are amortized using the straight-line method over the remaining life of the patent. Certain patent rights received in conjunction with purchased research and development costs have been expensed. Legal costs incurred in obtaining, recording and defending patents are expensed as incurred.

The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the patents. Impairment of the assets is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible assets. If the events or circumstances indicate that the remaining balance of the assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the assets and the fair value of such assets, determined using the estimated future discounted cash flows generated.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies, Continued:

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

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related tax uncertainties either as income tax expenses or operating expenses. Accordingly, the Company recognizes interest and penalties related to tax uncertainties as income tax expense.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements and did not record any unrecognized tax benefits. As a result, the adoption of FIN 48 did not have a material impact on the Company’s results of operation and financial position as of December 31, 2007.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies, Continued:

Stock-Based Compensation:

Commencing January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

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

For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS 123 and values the equity securities based on the fair value of the security on the date of grant with subsequent adjustments based on the fair value of the equity security as it vests. The fair value of expensed options is estimated using the Black Scholes option-pricing model.

As of December 31, 2007, there was $289,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 2.86 years. The total fair value of shares vested and unvested during the twelve months ended December 31, 2007 was $404,000, of which all are attributed to employee options.

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. The options granted vest based upon the vesting schedule determined at the time of grant or the achievements of performance-based milestones. These same assumptions are also used in applying the Black Scholes option-pricing model for any stock based option and warrant compensation paid to non-employees. The fair value of options and warrants at the date of grant and the assumptions utilized are indicated in the following table:

	For the Year Ended December 31 ,
	2007	2006
Weighted average of fair value at date of grant for options granted during the period	$0.55	$0.87

Risk-free interest rates	3.67% - 4.88%	4.35% - 5.04%
Expected option life in years	7	7
Expected stock price volatility	.79 - .85	.72 - .77
Expected dividend yield	0%	0%

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Summary of Significant Accounting Policies, Continued:
Stock-Based Compensation, Continued:

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

Net Loss Per Common Share:
The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. For the years ended December 31, 2007 and 2006, potential common shares aggregating 20,469,000 and 10,694,000, respectively, were excluded in computing the per share amounts because they are anti-dilutive.

Recent Accounting Pronouncements:

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted provisions of SAB 108 in the quarter ended December 31, 2006 without any impact on the financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS 157 on our financial statements.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)	Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements Continued:

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, “Accounting for Contingencies,” when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently assessing the impact that this FSP may have in its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning January 1, 2008.  The Company is currently assessing the impact of SFAS 159 on its financial statements.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under SFAS No. 2, “Accounting for Research and Development Costs,” nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is in the process of evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(2)	Cumulative Effect of a Change in Accounting Principle:

In accordance with SFAS No. 154: “Accounting Changes and Error Corrections,” (“FASB 154”) the Company is recording a change in accounting principal related to FASB’s Emerging Issues Task Force Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” (“EITF 00-19-2”). EITF 00-19-2 was issued December 21, 2006 and is effective for fiscal periods beginning after December 15, 2006, and requires the registration rights agreement and any registration rights payments to be considered separately from the financial instruments. In accordance with EITF 00-19-2, the Company reversed the classification of the warrant liability associated with the warrants issued in the 2005 and 2006 financings from debt to equity during the period ended March 31, 2007. The warrants and registration rights agreement were previously accounted for as a single instrument, and without the consideration of the registration rights payments the warrants are properly classified as equity in accordance with EITF 00-19. The Company reviewed the instruments entered into in connection with the April 2007 financing discussed in Note 6 below and determined that the financing did not have any embedded derivatives requiring derivative accounting treatment.

(3)	Property and Equipment:

Property and equipment consisted of the following:

	2007	2006
Office equipment	$8,589	$8,589
Office furniture	7,297	7,297
Computer equipment	38,546	45,915
Medical equipment	107,993	107,993
	162,425	169,794
Less: accumulated depreciation	(116,975)	(96,684)
	$45,450	$73,110

Depreciation expense was $29,565, $31,966 and $116,975 for the years ended December 31, 2007 and 2006, and the period from August 23, 2000 (inception) to December 31, 2007, respectively.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(4)	Patent Rights:

In June 2001, the Company acquired, in exchange for junior preferred stock, exclusive rights to five existing patents, at which time the aggregate value of these rights was $400,000. At December 31, 2007 and 2006, the accumulated amortization of these rights was $134,374 and $113,894, respectively, and the estimated remaining life was 5 years. Amortization expense was $20,480 for the year ended December 31, 2007 and $20,476 for the year ended December 31, 2006 and $176,013 for the period from August 23, 2000 (inception) to December 31, 2007.

Future estimated amortization expense in each of the years from 2008 through 2012 is $20,476 and $29,914 thereafter.

In conjunction with certain patents rights described above, the Company committed to the licensor to spend a total of $1,760,000 in research and development expenses toward the development and promotion of products, commencing from the acquisition date until June 30, 2008. The Company has made expenditures to date to satisfy the entire research and development costs obligation of the agreement.

The Company is also subject to paying royalty fees to the licensor initially equal to 1.5% of the gross sales price of royalty bearing products. From year three to the tenth year of the license, the royalty fee percent will phase out evenly to 0%. As of December 31, 2007 and 2006, the Company had not paid any royalty fees since it did not have any sales of royalty bearing products.

In April 2004, the Company purchased patents and other selected assets from Circe Biomedical, Inc. In connection with the acquisition of these patents, the Company assumed a Royalty Agreement dated as of January 29, 1999, between Circe Biomedical, Inc. and Circe Acquisition Corp. The Company assumed the obligation to pay a royalty of 2% of “net sales” of any product that utilizes or incorporates the bioartificial liver patents, technology, inventions, and technical or scientific data that the Company acquired from Circe Biomedical. As of December 31, 2007 and 2006, the Company had not paid any royalty fees to Circe Biomedical Inc. since it did not have any sales of royalty bearing products.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(4)	Patent Rights Continued:

Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents. The Company will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales. The Company will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees. The Company’s fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for the Company. The Company’s contingent obligations under the license will total less than $500,000 over approximately the same period: however, payments will be dependent on the pace of potential future patent issuances. The Company must raise $5.2M by the end of 2008 in order to maintain the exclusivity of the patent portfolio per the terms of the licensing agreement.

In connection with the license, the Company has also issued a warrant to the licensor for 225,000 common shares with an exercise price of $1.50 per share and a 6-year term expiring in March, 2013. The Company is further obligated to issue 50,000 stock options to a medical consultant in July, 2008, at the then fair market price of the Company’s common stock, with a reasonable vesting term to be defined by Arbios.

(5)	Commitments and Contingencies:

Description of Property

The Company currently maintains its research offices and laboratories in Medford, Massachusetts where it leases 1,783 square feet at $5,044 per month with a term of one year that was entered into on September 15, 2007. The Company maintains 640 square feet of administrative office space in Pasadena, California which is leased on a month-to-month basis for approximately $1,500 per month, and our corporate headquarters is located in Waltham, Massachusetts which is leased for approximately $3,900 per month under a lease with a six month term that was entered into on February 1, 2008 for approximately 600 square feet of space.

Rent expense was $186,236, $312,239, and $878,730 for the years ended December 31, 2007 and 2006, and the period from August 23, 2000 (inception) to December 31, 2007, respectively.

Agreements

On September 14, 2007, the Company entered into a Supply Agreement (the “Supply Agreement”) with Membrana GmbH, a company organized under the laws of Germany (“Membrana”), for the provision of membranes for use in the Company’s SEPET™ therapeutic blood filtration products for the treatment of liver failure and sepsis. The Supply Agreement provides that following the first commercial sale of the Company’s product that contains Membrana membranes, Membrana will be the Company’s exclusive supplier of certain identified membranes for use in certain of the Company’s products. In addition, the agreement provides that following the first commercial sale of the Company’s product that contains Membrana membranes, Membrana shall not supply certain identified membranes for use in one of the Company’s products to any third party that will incorporate such membranes into a product whose composition, method of manufacture or method of use falls within a claim of one of the Company’s issued U.S. Such exclusivity may last for up to five years based upon the fulfillment of certain minimum purchase thresholds by the Company. The agreement also provides for pre-established per-unit pricing of Membrana membranes, including progressive quantity discounts.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(5)	Commitments and Contingencies:

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

On October 19, 2007, the Company entered into a Manufacturing & Supply Agreement (the “Supply Agreement”) with NxStage Medical, Inc. (“NxStage”) for the manufacture and supply of the Company’s SEPET™ Liver Assist Device for use in clinical trials and for commercial sale. The Supply Agreement provides that NxStage will be the Company’s exclusive manufacturer and supplier of the SEPET™ Liver Assist Device for commercial sale until the fifth anniversary of regulatory approval of the device. Under the Supply Agreement, NxStage will not manufacture, supply or sell the Company’s device to other parties and if NxStage manufactures, supplies or sells a competing product, as defined in the Supply Agreement, subject to certain exceptions, the Company may terminate the arrangement or convert it into a non-exclusive arrangement. In addition, if the Company purchases more than a certain number of devices in one calendar year, the Company will be subject to an annual minimum purchase requirement for the remainder of the agreement, which minimum will be subject to adjustment each year. The Supply Agreement provides for pre-established per-unit pricing, including quantity discounts and yearly adjustments.

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

(6)	Stockholders’ Equity:

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. There are no shares of preferred stock issued or outstanding. The Board of Directors has the authority to set by resolution the particular designation, preferences and other special rights and qualification of preferred stock.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity:

Junior Preferred Stock

In June 2001, ATI issued 681,818 shares of junior preferred stock in exchange for $250,000 in cash, exclusive rights to certain patents and one pending patent valued at $400,000 (see Note 4), and future services of certain employees valued at $319,553 (see Note 5). In October 2003, all issued and outstanding shares of the junior preferred stock were converted into 681,818 shares of common stock.

Common Stock

In August 2000, ATI issued 5,000,000 shares of common stock, $0.001 par value, to the Company’s two founders in exchange for $5,000 in cash.

In December 2001, ATI issued 362,669 shares of common stock in exchange for future research costs valued at $550,000, an exclusive license, a manufacturing and supply agreement, and exclusive rights to two patents. The manufacturing and supply agreement has ended and one of the patents has expired.

In June 2002, ATI issued 70,000 shares of common stock to a Board member as compensation for services rendered valued at $10,500.

In July 2002, ATI issued 999,111 shares of common stock to investors in exchange for $149,866 in cash, or $0.15 per share.

In July 2002, ATI issued options to purchase 18,000 shares of common stock to each of its five Board members for services rendered. The options are exercisable at $0.15 per share. The options vested 50% in six months and 50% in 12 months from the beginning date of service provided by the respective Board members. Three Board members have resigned and had their options expire as of December 31, 2007.

In July 2002, ATI issued a warrant to purchase 100,000 shares of common stock to a Board member for services rendered to the Company. The warrant is exercisable at $0.15 per share and has a 7-year life. The warrant also has conversion rights in lieu of payment of the exercise price and is not transferable.

In January 2003, ATI issued 417,000 shares of common stock and a three year warrant to purchase 600,000 shares of common stock at an exercise price of $1.00 per share to an investor in exchange for $250,200 in cash. The Company recognized $2,956 in stock issuance costs. The warrant expiration date of January 23, 2006 was extended to February 15, 2010 in exchange for the investor’s agreement to not sell his Company stock holdings until February 15, 2009.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

In July 2003, ATI issued a warrant to purchase 50,000 shares of common stock to a Board member for services rendered to the Company. The warrant is exercisable at $1.00 per share and has a five-year life. The warrant grant resulted in a non-cash charge of $7,180 determined utilizing the Black Scholes pricing model and the following economic assumptions: dividend yield 0%, volatility .05, risk free interest rate 3% and an expected life of 5 years.

In September 2003, convertible promissory notes totaling $400,000 were converted into 400,000 shares of the Company’s common stock. The Company also issued warrants to purchase 300,000 shares of common stock. The warrants are exercisable at $1.00 per share and have a three-year life. The warrant expiration date of September 29, 2006 was extended until February 15, 2010 in exchange for the investors’ agreements to not sell their stock until February 15, 2009

In September and October 2003, ATI issued 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock at an exercise price of $2.50 in exchange for $4,000,000 in cash. The warrant expiration date of October 29, 2006 was extended until October 29, 2008 in exchange for lowering the call provision of the warrant. The Company recognized $519,230 in stock issuance costs, which was comprised of $505,500 in third party fees and $13,730 in related legal fees. These costs were charged against additional paid in capital.

In October 2003, ATI entered into a reorganization transaction wherein the stockholders of Arbios Systems retained 1,220,000 shares of the reorganized entity after the transaction. Since Arbios Systems was treated as the acquired company for accounting purposes, those shares were accounted for as being issued as of that date.

In January 2004, Arbios Systems issued 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock to a director as compensation for finder’s fees. The warrant has a three-year life and is exercisable at $2.50 per share. The warrant grant resulted in a non-cash charge of $16,000 determined utilizing the Black Scholes pricing model and the economic assumptions listed in Note 1, Stock Based Compensation.

In February 2004, Arbios Systems issued 7,500 shares of common stock and a warrant to purchase 7,500 shares of common stock to a son of a director as compensation for finder’s fees. The warrant has a three-year life and is exercisable at $2.50 per share. The warrant grant resulted in a non-cash charge of $11,000 determined utilizing the Black Scholes pricing model and the following economic assumptions: dividend yield 0%, volatility .86-.96, risk free interest rate 3.53%-3.0% and an expected life of 3-7 years.

In March 2004, Arbios Systems entered into a retainer agreement with an investor relations firm and issued a warrant to purchase 150,000 shares of common stock as compensation. The warrant has a five year life and is exercisable at $3.40 per share. Pursuant to the terms of the warrant, the number of shares that can be purchased under the warrant was reduced in December 2004 to 75,000 shares. The warrant grant resulted in a non-cash charge of $203,000 determined utilizing the Black Scholes pricing model and the following economic assumptions: dividend yield 0%, volatility .86-.96, risk free interest rate 3.53%-3.0% and an expected life of 3-7 years.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

In July 2004, Arbios Systems entered into an agreement with an investor relations firm based in Switzerland to perform investor relation services for the Company in Europe. The Company issued two warrants to purchase an aggregate of 100,000 shares of common stock. The first warrant for 50,000 shares vested immediately with an exercise price of $1.50 per share and has a five-year expiration term. The second warrant for 50,000 shares vested ratably each month over one year with an exercise price of $3.50 per share and has a five-year expiration term. The warrant grants resulted in a non-cash charge of $298,000 determined utilizing the Black Scholes pricing model and the following economic assumptions: dividend yield 0%, volatility .86-.96, risk free interest rate 3.53%-3.0% and an expected life of 3-7 years.

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

The Company also entered into a Registration Rights Agreement with the investors in the January 2005 and March 2006 private placements pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction. The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30 day periods (12% maximum liquidating damages), if the Company fails to maintain the effectiveness of such registration statement. In accordance with “Emerging Issues Task Force Issue 00-19,”: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and other authoritative literature, it was determined that the warrants issued in the January 2005 private placement and the Registration Rights Agreement are free standing derivative financial instruments as defined in EITF 00-19. Further, as of the closing date of the private placement, and as of March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005, the warrants meet the requirements of equity classification as specified in EITF 00-19 since the maximum amount of liquidating damages was less than the value ascribed to the difference between the fair value of registered versus unregistered common stock.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

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

In April 2007, an option holder exercised his option to purchase 18,000 shares of common stock at an exercise price of $0.15 per share.

Restricted Common Stock

In November 2006, the Company issued an aggregate of 89,845 shares of restricted stock to members of the Company’s Board of Directors in lieu of cash compensation for services rendered during the second half of 2006. The restricted stock vested 100% on June 30, 2007 and had a market price of $0.64 per share on the date of grant.

In the quarter ended March 31, 2007, the Company issued 82,354 shares of restricted stock to consultants at a price of $0.01 per share. The value of restricted shares issued, based on the closing price of the Company’s common stock on the date of issuance, was recorded as a consulting expense of approximately $42,000 during the period the services were provided with a corresponding increase in additional paid in capital.

In May 2007, the Company issued 15,244 shares of restricted stock to a director at a price of $0.01 per share valued at approximately $12,000 which fully vest six months after issuance.

In July 2007, the Company issued 134,375 shares of restricted stock to Board members as compensation for services at a price of $0.01 per share. The value of restricted shares issued, based on the closing price of the Company’s common stock on the date of issuance, was expensed for approximately $112,000 with a corresponding increase in additional paid in capital. The Company also issued 200,000 shares of restricted stock to an investor relations consultant at a price of $0.01 per share. The value of such restricted shares issued was approximately $166,000.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

In September 2007, the Company issued 100,000 shares of restricted stock to an advisor and current member of the Board of Directors as compensation for services at a price of $0.01 per share. The value of these restricted shares issued, based on the closing price of the Company’s common stock on the date of issuance, was expensed for approximately $48,000 with a corresponding increase in additional paid in capital.

Warrants
In February 2005, the Company issued a warrant to purchase 200,000 shares of our common stock to an advisor as additional compensation for services rendered to us during the past 15 months.  The warrant has a term of five years and an exercise price of $2.90 per share (the closing trading price of our common stock on the OTC Bulletin Board on the date of grant).

In March 2005, a warrant holder exercised his option to purchase 25,000 shares of common stock at an exercise price of $2.50 per share.

On September 28, 2006, the Company amended outstanding warrants to purchase an aggregate of 1,300,000 shares of common stock of the Company at exercise prices ranging from $1.00 to $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions and were scheduled to expire on either September 30, 2006 or October 23, 2006.
The amendment extends the expiration date of the Warrants until February 15, 2007. The value of the extension of the warrants was calculated using a Black Scholes valuation utilizing the same assumptions set forth in Note 1, Summary of Significant Accounting Policies, and resulted in a charge of $103,000 which was booked to our income statement during the third quarter of 2006.

On October 29, 2006, the Company amended outstanding warrants to purchase an aggregate of 4,375,000 shares of common stock of the Company, each of which has an exercise price of $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions.  Warrants to purchase 3,975,000 shares of common stock were scheduled to expire on October 29, 2006 and 400,000 of the Warrants were scheduled to expire on February 15, 2007.  The amendment extended the expiration date of the Warrants until October 29, 2008. The value of the extension of the warrants was calculated using a Black Scholes valuation utilizing the same assumptions set forth in Note 1, Summary of Significant Accounting Policies, and resulted in a charge of $380,000 which was booked to our income statement during the fourth quarter of 2006.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

In accordance with “EITF 00-19 and other authoritative literature, it was determined that the warrants issued in the January 2005 and March 2006 private placements and the related registration rights agreements, discussed below, are free standing derivative financial instruments as defined in EITF 00-19. In accordance with EITF 00-19, the value and balance sheet classification of the warrants are reviewed each reporting period and, while the warrants are classified as a liability, any changes in the value of the warrants on a re-measurement date will be recorded in the statement of operations.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

The warrants were valued using a Black Scholes option pricing model. Further the warrant agreements from the January 2005 and March 2006 financings contain anti-dilution provisions whereby in the event that, during the five year life of the warrants, the Company completes one or more rounds of financing at a lower common stock offering price than the then effective price of the warrants, 1) the exercise price of the warrants would be adjusted downward based on a weighted average formula described in the agreement and 2) additional warrant shares would be allocated to the warrant holder based on the described formula. Such potential changes in exercise price and additional warrant shares were taken into account in the valuation of the anti-dilution provision based on the estimated potential dilutive effects of future successive equity financings including consideration of potential cash requirements, potential size, timing and terms of such financings, projected future prices and volatility of the Company’s stock, and other factors. The value of those estimated warrant shares issuable, together with the adjusted value of the estimated warrant shares with reduced exercise price, were determined using the Black Scholes option pricing model.

For the valuation of all warrants including their anti-dilution provisions, the assumptions used in the application of the Black Scholes option pricing model are as follows: risk free interest rate 3.71%-5.07%, stock price volatility 0.71-0.83, expected life 1-5 years, dividend yield 0%.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

At December 31, 2007, outstanding warrants to acquire shares of the Company's common stock are as follows:

Number of	Exercise
Shares	Price	Expiration date

100,000	$ 0.15	August 18, 2009
900,000	1.00	February 15, 2010
50,000	1.00	July 3, 2008
4,382,500	2.50	October 29, 2008
75,000	3.40	April 1, 2009
50,000	1.50	August 4, 2009
50,000	3.50	August 4, 2009
200,000	1.91	February 1, 2010
2,312,702	1.91	January 11, 2010
751,877	1.22	March 6, 2011
225,000	1.50	March 29, 2013
3,739,231	1.00	October 23, 2009
3,739,231	1.40	April 23, 2012
576,615.65		April 23, 2012
17,152,156

The weighted average exercise price of warrants outstanding at December 31, 2007 was $1.62 and the weighted average remaining contractual life of the warrants was 2.23 years.

Warrant transactions are summarized as follows:
	For the year ended December 31,
	2007			2006
		Weighted			Weighted
		Average			Average
	Shares	Price		Shares	Price

Warrants at beginning of year	8,165,477	$2.29		7,457,810	$2.30
Warrants issued	9,026,679	$1.22		707,667	$1.66
Warrants forfeited	(40,000)	$2.50		-

Warrants at end of year (1)	17,152,156	$1.62	(2)	8,165,477	$2.29	(2)

(1) All warrants are exercisable at 12/31/07
(2) Amount reflects adjusted exercise price for certain warrants due to anti-dilution provision discussed above.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

2001 Stock Option Plan

In 2001, Arbios Systems adopted the 2001 Stock Option Plan (the “2001 Plan”) for the purpose of granting incentive stock options and/or non-statutory stock options to employees, consultants, directors and others. Under the 2001 Plan, the Company is authorized to grant options to purchase up to 1,000,000 shares. The 2001 Plan is administered by the Board of Directors of the Company or by a committee of the Board. However, in connection with the reorganization transaction between Arbios Systems and ATI in October 2003, Arbios Systems assumed all of the 314,000 outstanding options granted by ATI under its existing stock option plan and the options previously issued under that plan were cancelled. None of the terms of the assumed options were changed. The options assumed under the Arbios Systems Plan are identical to the options that were previously granted under the ATI Plan.

2005 Stock Incentive Plan

In 2005, Arbios Systems adopted the 2005 Stock Incentive Plan (the “2005 Plan”) for the purpose of granting incentive stock options and/or non-statutory stock options to employees, consultants, directors and others. The 2005 Plan was amended to increase the shares authorized for issuance under the 2005 Plan from 3,000,000 to 4,000,000 shares at the 2007 annual shareholders meeting. The 2005 Plan is administered by the Board of Directors of the Company or by a committee of the Board.

For the years ended December 31, 2007 and 2006, the Company granted 0 and 30,000 options, respectively, to consultants and recorded expenses of $0 and $33,000 for the years ended December 31, 2007 and 2006 relating to the vested portion of these options.

Stock Options

Transactions under the 2001 Plan during the year ended December 31, 2007 and 2006 are summarized as follows:

	For the year ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options at beginning of year	982,000	$1.88	982,000	$1.88
Options exercised	(18,000)	.15
Options forfeited	(261,000)	2.11	-

Options at end of year	703,000	$1.83	982,000	$1.88

Options exercisable at end of year	703,000	$1.83	978,000	$1.87

As of December 31, 2007, no options were available for future grant under the 2001 Stock Option Plan.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(6)	Stockholders’ Equity Continued:

Transactions under the 2005 Plan during the year ended December 31, 2007 and 2006 are summarized as follows:

	For the year ended December 31, 2007		For the year ended December 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Options at beginning of year	1,337,000	$1.83	905,000	$1.98
Options issued	1,105,000	$0 .68	432,000	$1.25
Options forfeited	(250,000)	$1.30

Options at end of year	2,192,000	$1.26	1,337,000	$1.75

Options exercisable at end of year	1,453,000	$1.54	1,003,000	$1.83

As of December 31, 2007, 1,387,000 options were available for future grant under the 2005 Plan.

Additional information with respect to option activity is summarized as follows:

	December 31, 2007
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractualy	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price

$0.15 - $0.90	1,223,000	6.27	$0.69	484,000	$0.66
$1.00 - $1.85	1,171,000	2.78	1.63	1,171,000	1.63
$2.00 - $2.97	491,000	3.42	2.57	491,000	2.57
$3.40	10,000	1.32	3.40	10,000	3.40

	2,895,000	4.36	1.40	2,156,000	1.63

The following summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2007.

	Shares	Weighted Average Exercise Price
Non vested at December 31, 2006	337,000	$1.48
Granted	1,105,000	.68
Non vested cancellations	(143,000)	.80
Vested	(560,000)	1.10
Non vested at December 31, 2007	739,000	$.70

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(7)	Income Taxes:

The following table presents the current and deferred tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2007 and 2006:

Current	2007	2006
Federal	-	-
State	-	-
Total Current Liability	-	-

Deferred
Federal	($1,599,000)	($1,430,000)
State	($496,000)	($488,000)
Total Deferred Liability	($2,095,000)	($1,918,000)

Valuation Allowance	$2,095,000	$1,918,000

Total	-	-

At December 31, 2007, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

Deferred Tax Assets (Liability)	2007	2006
Current
Interest	$105,000	$105,000
Intangible	194,000	194,000
Patent	328,000	-
Deferred state tax	(546,000)	(377,000)
Restricted stocks	125,000	12,000
Stock options	351,000	276,000
Credits	-	150,000
Other	37,000	63,000
Non-Current
NOL	6,136,000	4,439,000
Credits	231,000	-
Amortization	(105,000)	(92,000)
Depreciation	(6,000)	(15,000)
Net Deferred Tax Assets	6,850,000	4,755,000
Less Valuation Allowance	(6,850,000)	(4,755,000)
Net Deferred Tax Asset (Liability)	$-	$-

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(7)	Income Taxes Continued:

As of December 31, 2007, the Company has approximately $14,200,000 and $14,200,000 of Net Operating Losses (“NOL”) for federal and state purposes, respectively, which begin to expire between 2014 and 2027 for federal and 2012 and 2017 for state purposes.  The utilization of NOL carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership.

The income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Federal tax on pretax income at statutory rates	$(1,888,000)	$(1,459,000)
State tax, net of federal benefit	(303,000)	(327,000)
Other	96,000	(131,000)
Valuation Allowance	2,095,000	1,917,000
Total	$-	$-

(8)	Related Party Transactions:

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

In 2007, the Company entered into a verbal agreement with AFO Advisors, LLC to provide fundraising, strategic, and financial advisory services. Amy Factor is the President of AFO Advisors LLC, and provides investor relations, strategic, and management services to the Company in her current role as a director and Vice Chairman of the Board. The Company pays AFO Advisors LLC a monthly retainer of $12,500 pursuant to a verbal agreement and had paid a total of $87,500 in FY 2007 as well as a restricted stock grant to purchase 44,118 shares of common stock. Additionally, Ms. Factor was granted a restricted stock grant of 100,000 shares of common stock of which 50% of the shares would vest on January 1, 2008 and the remaining 50% would vest on pro-rata monthly basis during the period January 1, 2008 through June 30, 2008.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(9)	Employee Benefit Plan:

In May 2005, the Company adopted a 401K defined contribution profit-sharing plan covering its employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $23,962 and $27,331 for the years ended December 31, 2007 and 2006.

(10)	Subsequent Events:

On February 15, 2008, the Company amended outstanding warrants to purchase an aggregate of 900,000 shares of common stock of the Company, which have an exercise price of $1.00 per share (the “Warrants”). The Warrants were originally issued in 2003 in connection with certain financing transactions and were scheduled to expire on February 15, 2008. The amendment extends the expiration date of the Warrants until February 15, 2010. The value of the extension of the warrants was calculated using the Black Scholes pricing model and resulted in a charge of approximately $176,000, which will be recorded in the statement of operations during the first quarter of 2008.

In addition, the Warrants contain a call provision whereby the Company can require the holders of the Warrants to exercise them if the Company’s common stock trades at a level of at least $3.25 per share for 20 consecutive trading days (the “Call Provision”). In addition to amending the expiration date of the Warrants as described in the preceding paragraph, the Company amended the Call Provision by lowering the trading price at which the Call Provision may be triggered from $3.25 per share to $2.25 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC.
Date: March 31, 2008	By:	/s/ SHAWN P. CAIN Shawn P. Cain, Interim President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHAWN P. CAIN Shawn P. Cain	Interim President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ SCOTT L. HAYASHI Scott L. Hayashi	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2008

/s/ JOHN M.VIERLING, MD John M. Vierling, MD	Chairman of the Board, and Director	March 31, 2008

/s/ AMY FACTOR Amy Factor	Vice Chairman of the Board, and Director	March 31, 2008

/s/ JACK E. STOVER Jack E. Stover	Director	March 31, 2008

/s/ THOMAS C. SEOH Thomas C. Seoh	Director	March 31, 2008

/s/ THOMAS M. TULLY Thomas M. Tully	Director	March 31, 2008

/s/ DENNIS L. KOGOD Dennis L. Kogod	Director	March 31, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated October 20, 2003, by and among Historical Autographs U.S.A., Inc., Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy K. Swank and Raymond J. Kuh (1)
3.1	Certificate of Incorporation of Arbios Systems, Inc. dated June 3, 2005 (7)
3.2	Certificate of Correction of Arbios Systems, Inc. dated on July 6, 2005 (7)
3.3	Certificate of Ownership and Merger dated July 25, 2005 (7)
3.4	Certificate of Ownership and Merger dated July 26, 2005 (7)
3.5	Bylaws of Arbios Systems, Inc. (7)
4.1	Form of Common Stock certificate (7)
4.2	Form of Common Stock Purchase Warrant (3)
4.3	Common Stock Purchase Warrant dated April 1, 2004 (4)
4.4	Form of Warrant to Purchase Common Stock dated january 11, 2005 (5)
4.5	Common Stock Purchase Warrant dated March 29, 2007 (8)
10.1*	2001 Stock Option Plan (2)
10.2	License Agreement, entered into as of June 2001, by and between Cedars-Sinai Medical Center and Arbios Technologies, Inc. (3)
10.3	License Agreement, dated December 26, 2001, by and between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (3)
10.4	Asset Purchase Agreement among Circe Biomedical, Inc., Arbios Technologies, Inc., and Arbios Systems, Inc., dated as of April 7, 2004 (4)
10.5	Manufacturing and Supply Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.6	Research Agreement, dated as of December 26, 2001, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.7	First Amendment to Research Agreement, dated as of October 14, 2002, between Spectrum Laboratories, Inc. and Arbios Technologies, Inc. (4)
10.8	Form of Purchase Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein (5)
10.9	Form of Registration Rights Agreement, dated as of January 11, 2005, by and among Arbios Systems, Inc. and the Investors named therein (5)

10.10+
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga

10.11*	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain (7)
10.12*	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi (7)
10.13*	2005 Stock Incentive Plan (6)
10.14*	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (6)
10.15	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (8) (12)
10.16	Purchase Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors set forth on the signature pages affixed thereto (9)
10.17	Registration Rights Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors named herein (9)
10.18	Form of Warrant A to Purchase Common Stock dated April 23, 2007 (9)
10.19	Form of Warrant B to Purchase Common Stock dated April 23, 2007 (9)
10.20	Offer Letter of Dr. Jacek Rozga dated April 26, 2007 (10)
10.21	Certificate of Amendment of Certificate of Incorporation of Arbios Systems, Inc. dated July 13, 2007 (11)
10.22	Supply Agreement by and between Membrana GmbH and Arbios Systems, Inc. dated September 14, 2007 (11)
10.23	Lease Agreement by and between Cummings Properties, LLC and Arbios Systems, Inc. dated September 15, 2007 (11)
10.24	Consulting Agreement by and between David Zeffren and Arbios Systems, Inc. dated November 8, 2007 (11)
10.25	Separation Agreement by and between Walter C. Ogier and Arbios Systems, Inc. dated November 13, 2007 (11)
10.26+	Manufacturing & Supply Agreement by and between NxStage Medical, Inc. and Arbios Systems, Inc. dated October 19, 2007 (12)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________________

+ Filed herewith.

* Denotes a management contract or compensatory plan or arrangement.

(1)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003, which exhibit is hereby incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 26, 2001, which exhibit is hereby incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004, which exhibit is hereby incorporated herein by reference.

(4)Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 10, 2004, which exhibit is hereby incorporated herein by reference.

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

(7)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

(9)
Previously filed as the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007, which exhibit is hereby incorporate herein by reference.

(10)
Previously filed as the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2007, which exhibit is hereby incorporate herein by reference.

(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(12)	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.