Form 10-Q
period 2008-03-31
ARBIOS SYSTEMS INC
filed 2008-05-15
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 24, 2008, there were 25,603,461 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 and from August 23, 2000 (inception) to March 31, 2008 (all unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from August 23, 2008 (inception) to March 31, 2008 (all unaudited)	5

	Condensed Statement of Stockholders’ Equity from August 23, 2000 (inception) to March 31, 2008 (unaudited)	6

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31,
	(Unaudited)	2007
ASSETS

Current assets
Cash and cash equivalents	$1,635,696	$2,735,944
Prepaid expenses	27,665	37,546
Total current assets	1,663,361	2,773,490

Net property and equipment	39,774	45,450
Patent rights, net of accumulated amortization of $139,494 and $134,374, respectively	127,173	132,293
Other assets	66,054	86,993

Total assets	$1,896,362	$3,038,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$444,005	$434,727
Accrued expenses	536,733	483,617
Total current liabilities	980,738	918,344

Long term contract obligations	150,000	250,000
Total liabilities	1,130,738	1,168,344

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 25,603,461 and 25,578,461 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	25,603	25,578
Additional paid-in capital	21,464,613	21,159,276
Deficit accumulated during the development stage	(20,724,592)	(19,314,972)
Total stockholders' equity	765,624	1,869,882

Total liabilities and stockholders' equity	$1,896,362	$3,038,226

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		Inception to
	2008	2007	March 31, 2008

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	719,494	675,831	12,461,631
Research and development	710,426	1,030,993	8,823,234
Total operating expenses	1,429,920	1,706,824	21,284,865

Loss before other income (expense)	(1,429,920)	(1,706,824)	(20,963,899)

Other income (expense):
Equity offering contingency	-	(180,000)	-
Interest income	20,300	18,355	483,445
Interest expense	-	-	(244,138)
Total other income (expense)	20,300	(161,645)	239,307

Net loss	$(1,409,620)	$(1,868,469)	$(20,724,592)

Net loss per share:
Basic and diluted	$(0.06)	$(0.11)

Weighted-average shares:
Basic and diluted	25,595,769	17,460,181

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Inception to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(1,409,620)	$(1,868,469)	$(20,724,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	10,796	11,974	313,060
Change in fair value of warrant liability	-	-	-
Patent rights impairment	-	-	91,694
Interest earned on discounted short term investments	-	-	-
Issuance of common stock, options and warrants for compensation	305,362	212,951	3,918,809
Issuance of warrants for patent acquistion	-	74,570	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	-	-	2,766
Changes in operating assets and liabilities:
Prepaid expenses	9,881	41,863	(27,667)
Other assets	20,939	12,009	(66,054)
Accounts payable	9,278	136,771	444,005
Accrued expenses	53,116	418,868	443,231
Other liabilities	-	-	64,695
Contractual obligation	(100,000)	250,000	150,000
Net cash used in operating activities	(1,100,248)	(709,463)	(14,696,734)

Cash flows from investing activities:
Additions of property and equipment	-	-	(149,467)
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash (used in) provided from investing activities	-	-	(149,467)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	-	67,900
Net proceeds from issuance of common stock and warrants	-	-	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	-	16,481,897
Net increase (decrease) in cash	(1,100,248)	(709,463)	1,635,696

Cash at beginning of period	2,735,944	2,054,280	-

Cash at end of period	$1,635,696	$1,344,817	$1,635,696

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	-	-	$47,500
Accrued warrant liability	-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2008

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
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2008

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
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2008

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2008

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	16,233	13,352,217	-	(8,779,231)	4,589,219

Issuance of common stock in private placement for cash less issuance expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	17,460	14,507,939	-	(13,241,135)	1,284,264

Cumulative effect of change in accounting principle:
Adjust retained earnings at January 1, 2007 for change in accounting principle							(521,187)	(521,187)
Reclassification of warrants					1,284,841			1,284,841

Issuance of common stock and warrants in private placement for cash less issuance expense of $377,169			7,478,462	7,479	4,476,352			4,483,831

Exercise of common stock warrants			18,000	18	2,682			2,700

Stock option based compensation expense					438,263			438,263

Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	(19,314,972)	1,869,882

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2008
(Unaudited)

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Stock option based compensation expense					47,306			47,306

Stock warrant term extension			-		175,256			175,256

Restricted stock based compensation expense			25,000	25	82,775			82,800

Net loss							(1,409,620)	(1,409,620)

Balance, March 31, 2008	-	-	25,603,461	$25,603	$21,464,613	-	($20,724,592)	$765,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Three Months Ended March 31, 2008

(1) Basis of Presentation

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure.

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. (“ATI”) consummated a reverse merger, in which ATI became the wholly owned subsidiary of Historical Autographs U.S.A., Inc. Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its name to Arbios Systems, Inc. and is herein referred to as “Arbios Systems”. The stockholders of ATI transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of ATI in exchange for 11,930,598 newly issued shares, or approximately 91%, of the common stock, $.001 par value, of Arbios Systems. At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of ATI. Inasmuch as the former owners of ATI controlled the combined entity after the merger, the combination was accounted for as a purchase by ATI as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141: “Business Combinations” using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

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

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of operations for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. The Company expects that its operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2008 fiscal year. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the Company estimates that it does not have sufficient cash to operate for the next six months.

(2) Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company on a going concern basis, and which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,410,000 for the three months ended March 31, 2008 and an accumulated deficit of $20,725,000 at March 31, 2008. The Company’s lack of adequate cash reserves to sustain ongoing operations after July 2008 raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has reduced its staffing levels by 2 employees and 1 consultant in the first quarter of 2008 as well as reduced salaries during the second quarter of 2008 to help maintain its cash reserves. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern after July 2008. While the Company intends to pursue development of its product candidates, any significant continued development is contingent upon additional funding or a strategic partnership. The amount and timing of future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that the Company pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates.

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

(3) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued FASB Statement No.159: “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. FASB 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted FAS 159 and the adoption did not have a material impact on the financial position or results of operations.

    On June 27, 2007, the FASB reached a final consensus on EITF Issue No. 07-03: “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2: “Accounting for Research and Development Costs,” nonrefundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. In accordance with EITF 07-03, the Company does evaluate its research and development contracts and payments within the guidance of EITF 07-03 and either expenses or capitalizes such payments based upon the contract terms.

(4) Stock-Based Compensation:

On January 1, 2008, in accordance with the established Board of Director’s compensation program, the Company granted 90,000 options to purchase common stock to Board members with an exercise price of $0.69 per share, the closing market price of the Company’s common stock on the date of grant, valued at approximately $47,229, which vest on a monthly pro-rata basis over one year. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.98%, stock price volatility 0.84, expected life 7 years, dividend yield 0%.

On January 28, 2008, the Company granted 70,000 options to purchase common stock to employees with an exercise price of $0.60 per share, the closing market price of the Company’s common stock on the date of grant, valued at approximately $32,000, which vest upon the achievement of a performance milestone by December 31, 2008. The Company estimates the probability at 100% that the performance objective will be met, but in accordance with SFAS 123R, vesting will be adjusted in the future if the probability changes. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.98%, stock price volatility 0.84, expected life 7 years, dividend yield 0%.

On January 28, 2008, the Company issued 25,000 shares of restricted stock which restrictions are removed upon achievement of a performance milestone by December 31, 2008, to an advisor and current member of the Board of Directors as compensation for services at a price of $0.01 per share. The Company estimates the probability at 100% the performance objective will be met, but in accordance with SFAS 123R, vesting will be adjusted in the future if the probability changes. The approximate $15,000 value of these restricted shares, based on the closing price of the Company’s common stock on the date of issuance, was expensed with a corresponding increase in additional paid in capital.

On March 25, 2008, the Company issued 250,000 options to purchase common stock with an exercise price of $0.30 per share, the closing market price of the Company’s common stock on the date of grant, to employees as a retention incentive and to compensate employees for a salary deferral that begins on April 1, 2008, which options were valued at approximately $57,000 and vest as long as the employee remains with the Company until a financing is achieved. These options are considered performance based options. The Company estimates the probability at 100% that the performance objective will be met, but in accordance with SFAS 123R, vesting will be adjusted in the future if the probability changes. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.48%, stock price volatility 0.84, expected life 7 years, dividend yield 0%.

During the three months ended March 31, 2008 and 2007, the Company recognized equity based compensation expense for stock options of $47,000 and $91,000, respectively, which was recognized in the Statement of Operations. As of March 31, 2008, the total compensation costs related to non-vested awards not yet recognized is $357,000 which will be recognized over the next 1.74 years. As of March 31, 2008, there were 2,376,677 options to purchase common stock outstanding under the Company’s 2005 Stock Option Plan.

(5) Warrant Extension

On February 15, 2008, the Company amended outstanding warrants to purchase an aggregate of 900,000 shares of common stock of the Company, which have an exercise price of $1.00 per share (the “Warrants”). The Warrants were originally issued in 2003 in connection with certain financing transactions and were scheduled to expire on February 15, 2008. The amendment extends the expiration date of the Warrants until February 15, 2010. The value of the extension of the warrants was calculated using the Black Scholes pricing model and resulted in a charge of approximately $176,000, which was recorded in the statement of operations during the first quarter of 2008.

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

(6) Subsequent Event

On May 12, 2008, the Company announced that it had received approval from the U.S. Food and Drug Administration of an Investigation Device Exemption to begin the pivotal clinical trial for SEPETTM, the Company’s extracorporeal (outside the body) liver assist device for blood purification of chronically ill patients suffering from acute liver failure. The Company anticipates that a significant capital raise is necessary in order to continue operations and development of planned products, including the development of SEPET™ and the commencement of the SEPET™ pivotal trial.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, such as those pertaining to our capital resources, our ability to complete the research and development of our product candidates, and our ability to obtain regulatory approval for our product candidates. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, including those risks set forth under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other filings we make with the Securities and Exchange Commission could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

To date, we have been principally engaged in research and development of our product candidates, management of clinical trials, raising capital and recruitment of additional scientific and management personnel and advisors. We have not marketed or sold any products and have not generated any revenues from commercial activities; however, from inception, we have recorded revenues of approximately $321,000 of Small Business Innovation Research, or SBIR, grants that have been awarded by the United States Small Business Administration.

Our current plan of operations for the next 12 months primarily involves research and development activities, including clinical trials for the SEPET™ Liver Assist Device, and the preparation and submission of applications to the FDA and other competent authorities. We submitted an IDE application for SEPET™ in March 2005 and commenced clinical trials for SEPET™ in the third quarter of 2005. In the third quarter of 2007, we completed the Phase I feasibility clinical trial for SEPET™. Based upon the results of the feasibility study, we submitted an IDE application to the FDA seeking approval to initiate a pivotal trial of SEPET™. Following a meeting with the FDA in the summer of 2007, the FDA granted us conditional approval of the IDE application in February 2008 to begin the pivotal clinical trial while we respond to the FDA’s conditions and request for additional information. After additional discussions with the FDA, we submitted a revised IDE application to the FDA and in May 2008 the FDA granted us approval of the revised IDE to begin segment one of the pivotal trial of SEPET™. Based on the revised trial design, we expect that there will be three segments to the pivotal trial of SEPET™ at up to 24 clinical sites in the United States and Europe. During the first segment of the trial, 5 non-randomized patients will be treated with SEPET™ to allow us to validate the patient selection criteria, clinical protocol, case report forms, and other trial related documents. During the second segment of the trial, we expect to enroll 116 patients in this randomized, controlled phase of the trial. This segment is targeted to achieve the co-primary endpoints, which are (i) the percentage of patients achieving improvement in HE grade by a minimum of two grades by the end of Day 7 in the SEPET™ treatment group versus the standard medical care group, using a 1:1 randomization between the two groups; and (ii) the 30-day transplant free survival rate in all patients (i.e. control and treatment groups) who do reach a two grade HE improvement versus all patients who do not reach a two grade HE improvement. Pending review and approval by the Data Safety Monitoring Board, the third segment would permit the size of the trial to be increased by an additional 52 patients, if the co-primary efficacy endpoints are reached or have not reached statistical significance but have shown a positive trend. If the co-primary endpoints of the trial are reached upon completion of segment two, extension of the trial into segment three may result in the achievement of statistical significance of one or more secondary endpoints of the trial relating to clinical, functional, and reimbursement advantages for SEPET™-treatment over standard medical care. To be a candidate for the pivotal trial, a patient must have chronic liver disease and be experiencing an acute episode of liver failure that results in hospitalization with an HE grade of between II and IV. In addition, the patient must not be responding satisfactorily to standard medical care (e.g. fluid replacement, antibiotics, lactulose) for 20 to 26 hours prior to randomization. Patients contraindicated for a liver transplant (e.g. advanced liver cancer patients and drinking alcoholics) are excluded from the trial. We expect to begin enrolling patients for the first segment of the trial in clinical sites in Germany by the end of the second quarter of 2008.

 There is no assurance that our current trial design with co-primary endpoints which measure survival and a two-stage change in hepatic encephalopathy will enable us to attract sufficient capital to continue our planned operations and activities. Due to our limited cash resources, we may devote the remaining company resources toward a European approval strategy through our CE Marking efforts which commenced in April 2008 and temporarily delay our U.S. regulatory approval strategy if we are unable to raise sufficient capital. The actual amounts we may expend on research and development and related clinical activities during the next 12 months may vary significantly depending on numerous factors, including how the results of our clinical trials and proposed trial designs are received by the FDA, the number of patients needed to complete the trial, and the timing and cost of regulatory submissions.

We do not expect to make any significant purchases or sales of plant or equipment during the next 12 months. Based on our current estimates, we believe that we do not have sufficient financial resources to conduct our planned operations for the next 6 months and that our current cash and cash equivalents are budgeted to last until July 2008, at which point we will need to terminate most of our staff and wind down operations. We will need to raise an aggregate of at least $5.2 million during 2008 in order to maintain the license to the Immunocept patent portfolio, and there is a possibility that the license may revert to a non-exclusive basis if we are unsuccessful in raising these funds. Failure to raise additional capital may also result in substantial adverse circumstances, including our inability to continue the development of our product candidates and our liquidation.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed financial statements:

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

Prior to adopting SFAS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, the predecessor to SFAS 123R, “Accounting for Stock-Based Compensation,” the predecessor to SFAS 123R. Accordingly, we have applied the modified prospective method in adopting SFAS 123R whereby periods prior to adoption have not been restated.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. Given our substantial net operating loss carryforwards as well as historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended March 31, 2008.

Results of Operations

Since we are still developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales. Inception to date revenue represents revenue recognized from a SBIR government grant.

General and administrative expenses of $719,000 and $676,000 were incurred for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses for the three months ended March 31, 2008 increased by $43,000 over the prior year level. The increase is primarily attributed to an $84,000 increase in non cash common stock, option and warrant charges and $36,000 in legal fees associated with patents. These increases are offset in part by a decrease of $77,000 for travel expenses, audit fees, consulting fees, and rent costs. Non cash equity charges increased due to charges associated with warrant exercise term extensions. Patent legal costs increased due to increased patent registration activity.

Research and development expenses of $710,000 and $1,031,000 were incurred for the three months ended March 31, 2008 and 2007, respectively. The research and development expenses for the three months ended March 31, 2008 decreased by $321,000 over the comparable prior year levels primarily due to $425,000 in costs related to the Immunocept, LLC patent portfolio acquisition in March 2007 and a decline in SEPETTM development costs of $31,000 in 2008, the development of which has been placed on hold until additional capital is secured. These declines are offset in part by an increase of $60,000 in SEPET™ program costs which reflect the development costs of producing a second generation cartridge design and salary costs due to the addition of two employees.

Interest income of $20,000 and $18,000 was earned for the three months ended March 31, 2008 and 2007, respectively. The change in interest income primarily reflects higher cash and cash equivalent balances in 2008 from prior year levels and fluctuations of the interest rate in our cash account. In March 2007, an equity offering contingency for $180,000 was accrued for potential contractual obligations.

Our net loss was $1,410,000 and $1,868,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net loss for the three months ended March 31, 2008 compared to the comparable period in 2007 is primarily attributable to the decrease in research and development expenses related to the March 2007 patent portfolio acquisition.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of approximately $1,636,000 and current liabilities of approximately $981,000. We have long term contract obligations of $150,000 related to patent acquisitions and we do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR grants.

As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we estimate that we do not have cash to operate for the next six months. We are continuing to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern after July 2008. While we intend to pursue development of our product candidates, any continued development by us is contingent upon additional funding or a strategic partnership. The amount and timing of our future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. We may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates.

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants during the next 12 months. The cost of completing the development of our product candidates and of obtaining all required regulatory approvals to market our product candidates is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds after the date of this report. We currently expect to attempt to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain additional funding from either of these sources or that we will enter into strategic alliances, or that the terms under which we obtain such funding or of any such strategic alliance will be beneficial to us or our shareholders.

Based on our current plan, we believe that our current cash balances will not be sufficient to fund our operations for the next six months from the date of this report.

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2008	2009	2010	2011
Long-Term Leases	$25,220	$25,220	$-	$-	$-
License Agreement	250,000	-	100,000	150,000	-
Total	$275,220	$25,220	$100,000	$150,000	$-

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

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable as we are a smaller reporting company.

ITEM 4T. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

(c) Limitations on the Effectiveness of Controls. Our management, including our interim chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Information regarding risk factors appears under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-KSB.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6.  Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302

31.2	Certification of Principal Financial Officer Pursuant to Section 302

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBIOS SYSTEMS, INC.

By: /S/ Shawn P. Cain
DATE: May 15, 2008
Shawn P. Cain
Interim Chief Executive Officer (Principal Executive Officer)

By: /S/ Scott L. Hayashi
DATE: May 15, 2008
Scott L. Hayashi
Chief Financial Officer (Principal Financial Officer)