Form 10-Q
period 2008-06-30
ARBIOS SYSTEMS INC
filed 2008-08-14
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

On August 8, 2008, there were 25,792,747 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE NO
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
		3
	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)

	Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007 and from August 23, 2000 (inception) to June 30, 2008(all unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and from August 23, 2000 (inception) to June 30, 2008(all unaudited)	5

	Condensed Statement of Stockholders’ Equity from August 23, 2000 (inception) to June 30, 2008 (unaudited)	6

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets
Cash and cash equivalents	$989,154	$2,735,944
Prepaid expenses	11,608	37,546
Total current assets	1,000,762	2,773,490

Net property and equipment	34,098	45,450
Patent rights, net of accumulated amortization of $144,614 and $134,374, respectively	122,053	132,293
Deferred financing costs	—	16,757
Other assets	50,047	70,236
Total assets	$1,206,960	$3,038,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$516,155	$434,727
Accrued expenses	491,387	483,617
Total current liabilities	1,007,542	918,344

Long term contract obligations	150,000	250,000
Total liabilities	1,157,542	1,168,344

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 25,792,747 and 25,578,461
shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	25,792	25,578
Additional paid-in capital	21,578,132	21,159,276
Deficit accumulated during the development stage	(21,554,506)	(19,314,972)
Total stockholders' equity	49,418	1,869,882
Total liabilities and stockholders' equity	$1,206,960	$3,038,226

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception to
	2008	2007	2008	2007	June 30, 2008
Revenues	$—	$—	$—	$—	$320,966

Operating expenses:
General and administrative	492,121	770,325	1,211,615	1,626,156	12,953,752
Research and development	345,971	529,011	1,056,397	1,560,004	9,169,205
Total operating expenses	838,092	1,299,336	2,268,012	3,186,160	22,122,957

Loss before other income (expense)	(838,092)	(1,299,336)	(2,268,012)	(3,186,160)	(21,801,991)

Other income (expense):
Interest income	8,178	56,264	28,478	74,619	491,623
Interest expense	—	—	—	—	(244,138)
Total other income (expense)	8,178	56,264	28,478	74,619	247,485

Net loss	$(829,914)	$(1,243,072)	$(2,239,534)	$(3,111,541)	$(21,554,506)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.15)

Weighted-average shares:
Basic and diluted	25,749,458	23,154,717	25,672,613	20,323,180

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Inception to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(2,239,534)	$(3,111,541)	$(21,554,506)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization of debt discount	—	—	244,795
Depreciation and amortization	21,592	23,947	323,856
Change in fair value of warrant liability	—	—	—
Patent rights impairment	—	—	91,694
Interest earned on discounted short term investments	—	—	—
Issuance of common stock, options and warrants for compensation	419,070	337,177	4,032,517
Issuance of warrants for patent acquistion	—	74,570	74,570
Settlement of accrued expense	—	—	54,401
Deferred compensation costs	—	—	319,553
Loss on disposition of fixed assets	—	—	2,766
Changes in operating assets and liabilities:
Prepaid expenses	25,938	84,615	(11,610)
Deferred financing costs	16,757	—	—
Other assets	20,189	27,010	(50,047)
Accounts payable	81,428	172,698	516,155
Accrued expenses	7,770	400,971	397,885
Other liabilities	—	—	64,695
Contractual obligation	(100,000)	250,000	150,000
Net cash used in operating activities	(1,746,790)	(1,740,553)	(15,343,276)

Cash flows from investing activities:
Additions of property and equipment	—	—	(149,467)
Purchase of short term investments	—	—	(21,866,787)
Maturities of short term investments	—	—	21,866,787
Net cash (used in) provided from investing activities	—	—	(149,467)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	—	400,000
Proceeds from common stock option/warrant exercise	—	2,700	67,900
Net proceeds from issuance of common stock and warrants	—	4,483,831	15,797,080
Net proceeds from issuance of preferred stock	—	—	238,732
Payments on capital lease obligation, net	—	—	(21,815)
Net cash provided by financing activities	—	4,486,531	16,481,897
Net increase (decrease) in cash	(1,746,790)	2,745,978	989,154

Cash at beginning of period	2,735,944	2,054,280	—

Cash at end of period	$989,154	$4,800,258	$989,154

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	—	—	$47,500
Accrued warrant liability	—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2008

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Balance, August 23,
2000 (inception) restated	—	$—	—	$—	$—	$—	$—	$—
for effect of reverse merger
with Historical Autographs U.S.A. Inc.

Stock issuance
in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31,
2000, as restated	—	—	5,000,000	50	4,950	—	(9,454)	(4,454)

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
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2008

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2008

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Value of warrants and beneficial
conversion feature of bridge loan					244,795			244,795

Deferred employee loan-out
costs receivable earned						88,889		88,889

Preferred Stock converted
to Common Stock	(681,818)	(7)	681,818	7

Net loss							(885,693)	(885,693)

Balance, December 31, 2003	—	—	13,150,598	13,151	5,485,498	—	(1,627,501)	3,871,148

Issuance of common stock options
and warrants for compensation					972,430			972,430

Exercise of common stock options			18,000	18	2,682			2,700

Issuance of securities for payable			47,499	47	47,451			47,498

Net loss							(3,327,827)	(3,327,827)

Balance, December 31, 2004	—	—	13,216,097	13,216	6,508,061	—	(4,955,328)	1,565,949

Issuance of common stock in private
placement for cash less issuance
expense of $384,312			2,991,812	2,992	6,224,601			6,227,593

Issuance of common stock options
and warrants for compensation					557,080			557,080

Exercise of common stock options			25,000	25	62,475			62,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2008

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	—	—	16,232,909	16,233	13,352,217	—	(8,779,231)	4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock
options and warrants for compensation					703,839			703,839

Stock warrant term extension			—		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	—	—	17,460,181	17,460	14,507,939	—	(13,241,135)	1,284,264

Cumulative effect of change in
accounting principle:
Adjust retained earnings at
January 1, 2007 for change in
accounting principle							(521,187)	(521,187)
Reclassification of warrants					1,284,841			1,284,841

Issuance of common stock and
warrants in private placement for cash
less issuance expense of $377,169			7,478,462	7,479	4,476,352			4,483,831

Exercise of common stock warrants			18,000	18	2,682			2,700

Stock option based compensation expense					438,263			438,263

Stock warrant term extension			—		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	—	—	25,578,461	25,578	21,159,276	—	(19,314,972)	1,869,882

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2008
(Unaudited)

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Issuance of common stock for compensation			214,286	214	59,786			60,000

Stock option based compensation expense					75,881			75,881

Stock warrant term extension			—		175,256			175,256

Restricted stock based compensation expense			—	—	107,933			107,933

Net loss							(2,239,534)	(2,239,534)
Balance, June 30, 2008	—	—	25,792,747	$25,792	$21,578,132	—	($21,554,506)	$49,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arbios Systems, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Six Months Ended June 30, 2008

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

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of operations for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. The Company expects that its operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2008 fiscal year.

(2) Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company on a going concern basis, and which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $2,239,534 for the six months ended June 30, 2008 and an accumulated deficit of $21,554,506 at June 30, 2008. The Company’s lack of adequate cash reserves to sustain ongoing operations after the end of the third quarter of 2008 raises substantial doubt about the Company’s ability to continue as a going concern.

The Company reduced its staffing levels by 2 employees and 1 consultant in the first quarter of 2008 to reduce its administrative expenses. Thereafter, in July 2008, the Company terminated all of its remaining employees to help maintain its cash reserves until a strategic transaction or financing is achieved (two officers continue to provide services to the Company as consultants). If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or a strategic transaction, the Company will not have the ability to continue as a going concern after the end of the third quarter of 2008. If the Company is unable to obtain financing, it will wind down operations and thereafter will either seek sale of the assets, attempt to license its technologies, or seek a merger with another company. While the Company hopes to pursue development of its product candidates, any significant continued development is contingent upon significant additional funding or a strategic partnership. The amount and timing of future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that the Company pursues, the conduct of clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates.

No assurance can be given that the Company will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If the Company is unable to raise additional capital for the Company by the end of the third quarter 2008, the Company will not be able to meet its obligations and will have to cease all operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of adopting SFAS 161 on our financial statements.

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

On January 28, 2008, the Company granted 70,000 options to purchase common stock to employees with an exercise price of $0.60 per share, the closing market price of the Company’s common stock on the date of grant, valued at approximately $32,000, which vest upon the achievement of a performance milestone by December 31, 2008. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.98%, stock price volatility 0.84, expected life 7 years, dividend yield 0%. The Company estimates that as of June 30, 2008 it is not probable that the performance objective will be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of approximately $5,800 is reversed during the second quarter of 2008.

On January 28, 2008, the Company issued 25,000 shares of restricted stock with restrictions that are removed upon achievement of a performance milestone by December 31, 2008, to an advisor and current member of the Board of Directors as compensation for services at a price of $0.01 per share. The approximate $15,000 value of these restricted shares, based on the closing price of the Company’s common stock on the date of issuance, was expensed with a corresponding increase in additional paid in capital. The Company estimates that as of June 30, 2008 it is not probable that the performance objective will be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of $15,000 is reversed during the second quarter of 2008.

On March 25, 2008, the Company issued 250,000 options to purchase common stock with an exercise price of $0.30 per share, the closing market price of the Company’s common stock on the date of grant, to employees as a retention incentive and to compensate employees for a salary deferral that begins on April 1, 2008, which options were valued at approximately $57,000 and vest as long as the employee remains with the Company until a financing is achieved. These options are considered performance based options. The Company estimates that as of June 30, 2008 it is not probable that the performance objective will be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of approximately $4,000 is reversed during the second quarter of 2008. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.48%, stock price volatility 0.84, expected life 7 years, dividend yield 0%.

On April 29, 2008, the Company entered into an agreement with a fund raising firm and issued 214,286 shares of common stock at a price of $0.28 per share as compensation plus other agreed upon terms. The value of the shares, based on the closing price of the Company’s common stock on the date of grant, was recorded as a deferred financing expense of $60,000 with a corresponding increase in additional paid in capital. An additional $30,000 cash retainer was also recorded as a deferred financing cost for legal and other expenses. These costs were subsequently expensed as of June 30, 2008 due to the termination of the agreement.

During the three months ended June 30, 2008 and 2007, the Company recognized equity based compensation expense for stock options of $29,000 and $99,000, respectively, which was recognized in the Statement of Operations. During the six months ended June 30, 2008 and 2007, the Company recognized equity based compensation expense for stock options of $76,000 and $190,000, respectively, which was recognized in the Statement of Operations. As of June 30, 2008, the total compensation costs related to non-vested awards not yet recognized is $244,000 which will be recognized over the next 1.45 years. As of June 30, 2008, there were 2,856,677 options to purchase common stock outstanding under the Company’s 2005 Stock Option Plan.

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

(6) Subsequent Event

On August 5, 2008, the Company announced that it was suspending its operations to focus its efforts on obtaining financing or consummating a strategic transaction. In connection with the suspension of its operations, the Company on July 31, 2008 terminated the employment of Shawn Cain, President and Chief Executive Officer, Scott Hayashi, Chief Financial Officer, Jacek Rozga, MD, Ph.D., Chief Scientific Officer, and Susan Papalia, Vice President of Clinical Affairs. Upon the termination of their employments, each of the foregoing officers executed the Company’s standard severance/termination agreement, and each of these officers received a severance payment in the following amount: Shawn Cain ($46,250, representing three month’s salary), Scott Hayashi ($20,833, representing two month’s salary), Jacek Rozga ($33,333, representing two month’s salary), and Susan Papalia ($28,333, representing two month’s salary).

Pursuant to a Consulting Agreement, dated August 1, 2008, Mr. Cain has agreed to continue to provide services to the Company as a part-time consultant for a period of 30 days at a rate of $5,000 per month. The Consulting agreement is renewable for consecutive 30-day periods upon joint agreement. Under the terms of the consulting agreement, Mr. Cain will act as the interim principal executive officer of the Company.

Pursuant to a Consulting Agreement, dated August 1, 2008, Mr. Hayashi has agreed to continue to provide services to the Company as a part-time consultant for a period of 30 days at a rate of $5,000 per month The Consulting agreement is renewable for consecutive 30-day periods upon joint agreement. Mr. Hayashi will act as the Company’s interim Chief Financial Officer.

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

In August 2008, we suspended all of our operations in order to focus exclusively on obtaining financing or consummating a strategic transaction. We hope to obtain additional financing through the sale of additional equity and possibly through strategic alliances with larger pharmaceutical or biomedical companies. In order to preserve our remaining cash resources, the company’s remaining employees were released from employment, except for Shawn Cain, our President and CEO, and Scott Hayashi, our CFO, who will continue to provide services to as part-time consultants on a month-to-month basis while they seek funding and strategic alternatives. Based on our current budget and estimated expenses, we believe that we only have cash available to fund our reduced level of operations until the end of the third quarter of 2008. If we do not obtain financing or enter into a strategic transaction by the end of the third quarter of 2008, we will then need to consider other options, including liquidation of the company.

To date, our plan of operations for the next 12 months primarily involved research and development activities, including clinical trials for the SEPET™ Liver Assist Device and the preparation and submission of an application for a CE Mark for European marketing approval which is subject to completion of a financing. We submitted an IDE application for SEPET™ in March 2005 and commenced clinical trials for SEPET™ in the third quarter of 2005. In the third quarter of 2007, we completed the Phase I feasibility clinical trial for SEPET™. Based upon the results of the feasibility study, we submitted an IDE application to the FDA seeking approval to initiate a pivotal trial of SEPETTM. Following a meeting with the FDA in the summer of 2007, the FDA granted us conditional approval of the IDE application in February 2008 to begin the pivotal clinical trial while we respond to the FDA’s conditions and request for additional information. After additional discussions with the FDA, we submitted a revised IDE application to the FDA and in May 2008 the FDA granted us approval of the revised IDE to begin segment one of the pivotal trial of SEPETTM. Based on the revised trial design, we expect that there will be three segments to the pivotal trial of SEPETTM at up to 24 clinical sites in the United States and Europe. We hope to begin enrolling patients for the first segment of the trial in clinical sites in Germany in 2008 if we are able to complete our critical fundraising efforts. There is no assurance that our current trial design with co-primary endpoints which measure survival and a two-stage change in hepatic encephalopathy will enable us to attract sufficient capital to continue our planned operations and activities. Depending on the amount of financing we receive in the near future, if any, we may devote the remaining company resources toward a European approval strategy through our CE Marking efforts which commenced in April 2008 and temporarily delay our U.S. regulatory approval strategy if we are unable to raise sufficient capital.

In August 2008, we suspended all of our current operations, including clinical trials, until we raise sufficient cash to continue our operations. There is no guarantee that we will be able to raise sufficient capital in the next few months to support operations. Accordingly, the actual amounts we may expend on research and development and related clinical activities during the next 12 months is unknown and will depend on whether, and how much financing we are able to obtain. Based on our current estimates, we believe that we do not have sufficient financial resources to conduct our planned operations for the next two months and that our current cash and cash equivalents are budgeted to last until the end of the third quarter of 2008. The amount of funds that we need to raise in the short term to fund our operations is relatively small because of our reduced level of operations. However, under our agreements with Immunocept LLC, we are obligated to raise substantially more funds this year in order to maintain our licenses. Under those licenses, we will need to raise an aggregate of at least $5.2 million during 2008 in order to maintain the license to the Immunocept patent portfolio, and there is a possibility that the license may revert to a non-exclusive basis if we are unsuccessful in raising these funds. Accordingly, failure to raise additional capital in the near future could result in the termination of our operations, the loss of significant patents, and eventually in our liquidation.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. Given our substantial net operating loss carryforwards as well as historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended June 30, 2008.

Results of Operations

Since we are still developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales. Inception to date revenue represents revenue recognized from a SBIR government grant.

General and administrative expenses of $492,000 and $770,000 were incurred for the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses for the three months ended June 30, 2008 decreased by $278,000 over the prior year level. The decrease is primarily attributed to a $91,000 decrease in legal fees and a $119,000 decline in payroll costs due to staff reductions, salary deferrals and non-payment of 2008 bonuses. In addition, there was an overall decline in virtually all expense categories in an effort to reduce general and administrative costs. General and administrative expenses of $1,212,000 and $1,626,000 were incurred for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses for the six months ended June 30, 2008 decreased by $414,000 over the prior year level. The decrease primarily reflects a $183,000 decrease in payroll costs from staff reductions, a $180,000 non recurring contingency charge incurred in 2007 and an overall decline in virtually all expense categories in an effort to reduce general and administrative costs.

Research and development expenses of $346,000 and $529,000 were incurred for the three months ended June 30, 2008 and 2007, respectively. The research and development expenses for the three months ended June 30, 2008 decreased by $183,000 over the comparable prior year level due to $138,000 less in consulting costs primarily from regulatory consultants utilized in 2007 and a decline of $19,000 in payroll costs due to non-payment of bonus payments in 2008. Research and development expenses of $1,056,000 and $1,560,000 were incurred for the six months ended June 30, 2008 and 2007, respectively. The research and development expenses for the six months ended June 30, 2008 decreased by $504,000 over the comparable prior year levels due to $375,000 in costs related to the Immunocept, LLC patent portfolio acquisition in March 2007 and a decline in SEPETTM development costs of $233,000 in 2008, the development of which has been placed on hold until additional capital is secured and a decline in consultant costs of $85,000 also related to the SEPETTM program. These declines are offset in part by an increase of $70,000 in SEPET™ clinical development costs to produce a second generation cartridge design, and salary cost of $93,000 due to the addition of two employees.

Interest income of $8,000 and $56,000 was earned for the three months ended June 30, 2008 and 2007, respectively. Interest income of $28,000 and $75,000 was earned for the six months ended June 30, 2008 and 2007, respectively. The change in interest income primarily reflects lower cash and cash equivalent balances in 2008 from prior year levels and fluctuations of the interest rate in our cash account.

Our net loss was $830,000 and $1,243,000 for the three months ended June 30, 2008 and 2007, respectively. Our net loss was $2,240,000 and $3,112,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net loss for the three and six months ended June 30, 2008 compared to the comparable periods in 2007 is primarily attributable to the reductions in research and development program activities and a decrease in general and administrative expenditures as we endeavored to conserve cash and secure additional capital.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of approximately $989,000 and current liabilities of approximately $1,008,000. We have long term contract obligations of $150,000 related to patent acquisitions and we do not have any bank credit lines. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR grants.

As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we estimate that we do not have cash to operate until approximately the end of the third quarter of 2008. We are continuing to pursue fund-raising possibilities through the sale of our equity securities or strategic transactions. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will not have the ability to continue as a going concern after the end of the third quarter of 2008. While we hope to pursue development of our product candidates, any continued development by us is contingent upon significant additional funding or a strategic partnership. The amount and timing of our future capital requirements will depend on numerous factors, including the financial markets in general, and the perceived value of our company and our assets in particular. While we are pursuing raising equity funding, we may also seek funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates.

We do not currently anticipate that we will derive any revenue from either product sales or from governmental research grants in the foreseeable future. The cost of completing the development of our product candidates and of obtaining all required regulatory approvals to market our product candidates is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program. As a result, we will have to obtain significant additional funds after the date of this report. We cannot be sure that we will be able to obtain additional funding from either of these sources or that we will enter into strategic alliances, or that the terms under which we obtain such funding or of any such strategic alliance will be beneficial to us or our shareholders.

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2008	2009	2010	2011
Short-Term Leases	$14,588	$14,588	$-	$-	$-
License Agreement	250,000	-	100,000	150,000	-
Total	$264,588	$14,588	$100,000	$150,000	$-

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Information regarding risk factors appears under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Except as set forth below, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-KSB.

We are in imminent danger of liquidation and the loss of our entire business if we do not raise additional funds or enter into a strategic transaction in the immediate future.

As of the date of the filing of this report, we only have sufficient cash available to fund our operations until approximately the end of the third quarter of 2008. In order to preserve our limited cash resources, we have suspended all of our operations and have terminated all employees (only our Chief Executive Officer and our Chief Financial Officer continue to provide services to us as part time consultants). We are currently seeking additional funding from various sources and are considering certain strategic transactions to either fund and re-instate our operations or to otherwise preserve the value of our patents and technologies. However, we do not have any agreements in place for either additional funding or for any strategic transactions, and no assurance can be given that we will be able to obtain additional financing or enter into a strategic transaction. If we do not raise additional funds in the immediate future or otherwise protect our business and assets in a strategic transaction, we will have to consider filing for bankruptcy or otherwise liquidating our company. In either case, our shareholders will lose their investment in our securities.

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

ARBIOS SYSTEMS, INC.

DATE: August 14, 2008	By:	/S/ Shawn P. Cain
Shawn P. Cain Interim Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2008	By:	/S/ Scott L. Hayashi
Scott L. Hayashi Interim Chief Financial Officer (Principal Financial Officer)