Form 10-Q
period 2008-09-30
ARBIOS SYSTEMS INC
filed 2008-11-14
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603

ARBIOS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Del Mar Blvd., Suite 320, Pasadena, CA	91105
(Address of principal executive offices)	(Zip Code)

(626) 356-3105
(Registrant's telephone number, including area code)

1050 Winter Street, #1000
Waltham, MA 02451
(Former name or former address, if changed since last report)
______________________________

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

On September 30, 2008, there were 25,792,747 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS
		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4

	Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and from August 23, 2000 (inception) through September 30, 2008 (all unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and from August 23, 2000 (inception) through September 30, 2008 (all unaudited)	6

	Condensed Statement of Stockholders’ Equity (Deficit) from August 23, 2000 (inception) through September 30, 2008 (unaudited)	7
	Notes to Condensed Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results Of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31,
	(Unaudited)	2007
ASSETS

Current assets
Cash and cash equivalents	$477,756	$2,735,944
Prepaid expenses	2,087	37,546
Total current assets	479,843	2,773,490

Net property and equipment	22,240	45,450
Assets held for sale	116,931	132,293
Deferred financing costs	-	16,757
Other assets	1,550	70,236

Total assets	$620,564	$3,038,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$320,578	$434,727
Accrued expenses	386,250	483,617
Total current liabilities	706,828	918,344

Long term contract obligations	150,000	250,000
Total liabilities	856,828	1,168,344

Stockholders' equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	-	-

Common stock, $.001 par value; 100,000,000 shares authorized; 25,792,747 and 25,578,461 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	25,792	25,578
Additional paid-in capital	21,600,117	21,159,276
Deficit accumulated during the development stage	(21,862,173)	(19,314,972)
Total stockholders' equity (deficit)	(236,264)	1,869,882

Total liabilities and stockholders' equity (deficit)	$620,564	$3,038,226

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		August 23, 2000 (inception)
	2008	2007	2008	2007	through September 30, 2008

Revenues	$-	$-	$-	$-	$320,966

Operating expenses:
General and administrative	147,103	1,025,108	1,358,718	2,651,264	13,100,855
Research and development	164,350	422,743	1,220,747	1,982,747	9,333,555
Total operating expenses	311,453	1,447,851	2,579,465	4,634,011	22,434,410

Loss before other income (expense)	(311,453)	(1,447,851)	(2,579,465)	(4,634,011)	(22,113,444)

Other income (expense):
Interest income	3,786	53,445	32,264	128,064	495,409
Interest expense	-	-	-	-	(244,138)
Total other income (expense)	3,786	53,445	32,264	128,064	251,271

Net loss	$(307,667)	$(1,394,406)	$(2,547,201)	$(4,505,947)	$(21,862,173)

Net loss per share:
Basic and diluted	$(0.01)	$(0.05)	$(0.10)	$(0.20)

Weighted-average shares:
Basic and diluted	25,792,747	25,446,803	25,712,950	22,021,676

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		August 23, 2000 (inception)
	2008	2007	through September 30, 2008
Cash flows from operating activities:
Net loss	$(2,547,201)	$(4,505,947)	$(21,862,173)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	32,190	37,506	334,454
Patent rights impairment	-	-	91,694
Issuance of common stock, options and warrants for compensation	441,055	585,376	4,054,502
Issuance of warrants for patent acquistion	-	74,570	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	2,207	2,766	4,973
Changes in operating assets and liabilities:
Prepaid expenses	35,459	96,388	(2,089)
Deferred financing costs	16,757	-	-
Other assets	68,686	(13,187)	(1,550)
Accounts payable	(114,149)	75,102	320,578
Accrued expenses	(97,367)	549,141	292,748
Other liabilities	-	-	64,695
Contractual obligation	(100,000)	250,000	150,000
Net cash used in operating activities	(2,262,363)	(2,848,285)	(15,858,849)

Cash flows from investing activities:
Dispositions (Additions) of property and equipment	4,175	(2,500)	(145,292)
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash provided by (used in) investing activities	4,175	(2,500)	(145,292)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	2,700	67,900
Net proceeds from issuance of common stock and warrants	-	4,483,831	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	4,486,531	16,481,897
Net increase (decrease) in cash	(2,258,188)	1,635,746	477,756

Cash at beginning of period	$2,735,944	$2,054,280	$-

Cash at end of period	$477,756	$3,690,026	$477,756

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	$-	$-	$47,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008

							Accumulated During
	Preferred Stock		Common Stock		Additional Paid-In	Deferred	the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Development Stage	Total
Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	16,233	13,352,217	-	(8,779,231)	4,589,219

Issuance of common stock in private placement for cash less issuance expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	17,460	14,507,939	-	(13,241,135)	1,284,264

Cumulative effect of change in accounting principle: Adjust retained earnings at January 1, 2007 for change in accounting principle							(521,187)	(521,187)
Reclassification of warrants					1,284,841			1,284,841

Issuance of common stock and warrants in private placement for cash less issuance expense of $377,169			7,478,462	7,479	4,476,352			4,483,831

Exercise of common stock warrants			18,000	18	2,682			2,700

Stock option based compensation expense					438,263			438,263

Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	(19,314,972)	1,869,882

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(Unaudited)

							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Issuance of common stock for compensation			214,286	214	59,786			60,000

Stock option based compensation expense					97,866			97,866

Stock warrant term extension			-		175,256			175,256

Restricted stock based compensation expense			-	-	107,933			107,933

Net loss							(2,547,201)	(2,547,201)

Balance, September 30, 2008 (unaudited)	-	-	25,792,747	$25,792	$21,600,117	-	$(21,862,173)	$(236,264)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Arbios Systems, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Nine Months Ended September 30, 2008

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

On July 25, 2005, Arbios Systems completed its reincorporation as a Delaware corporation by merging with and into Arbios Systems, Inc., a Delaware corporation (“Arbios”). The foregoing merger was approved by the Company’s stockholders at the annual meeting of stockholders held on July 7, 2005. In order to consolidate the functions and operations of Arbios and ATI, on July 26, 2005, ATI merged into Arbios. As a result, Arbios now owns all of the assets of ATI and all of the operations of the two companies have been consolidated into Arbios. Unless the context indicates otherwise, references herein to the “Company” during periods prior to July 26, 2005 include Arbios Systems, a Nevada corporation, and ATI.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of operations for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. The Company expects that its operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2008 fiscal year.

(2) Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company on a going concern basis, and which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $2,547,201 for the nine months ended September 30, 2008 and an accumulated deficit of $21,862,173 at September 30, 2008. In October 2008 we sold our HepatAssist bioartificial liver device to HepaLife Technologies, Inc. As part of the sale, we received $250,000 in cash, which provides us with additional working capital to continue to seek licensing, merger, or financing opportunities for our remaining SEPET technology into the first quarter of 2009. However, the Company’s lack of adequate cash reserves to fund such activities to the end of the first quarter of 2009 and beyond raises substantial doubt about the Company’s ability to continue as a going concern.

The Company reduced its staffing levels by 2 employees and 1 consultant in the first quarter of 2008 to reduce its administrative expenses. On August 5, 2008, the Company announced that it was suspending its operations to focus its efforts on obtaining financing or consummating a strategic transaction. In connection with the suspension of its operations, the Company on July 31, 2008 terminated the employment of Shawn Cain, Interim President and Chief Executive Officer, Scott Hayashi, Interim Chief Financial Officer, Jacek Rozga, MD, Ph.D., Chief Scientific Officer, and Susan Papalia, Vice President of Clinical Affairs (Mr. Cain and Mr. Hayashi continue to provide services to the Company as part-time consultants.) Upon the termination of their employment, each of the foregoing officers executed the Company’s standard severance/termination agreement, and each of these officers received a severance payment in the following amount: Shawn Cain ($46,250, representing three month’s salary), Scott Hayashi ($20,833, representing two month’s salary), Jacek Rozga ($33,333, representing two month’s salary), and Susan Papalia ($28,333, representing two month’s salary).

If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or a strategic transaction, the Company will not have the ability to continue as a going concern into the first quarter of 2009. If the Company is unable to obtain financing, it will wind down operations and actively seek the sale of the assets, licensing of its SEPETTM technology, or exploring a potential merger with another company. While the Company hopes to pursue development of its product candidate, any significant continued development is contingent upon significant additional funding or a strategic partnership. The amount and timing of future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that the Company pursues, the conduct of clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates.

No assurance can be given that the Company will be successful in raising additional capital or will complete a strategic transaction. Furthermore, there can be no assurance, assuming the Company successfully raises additional equity or closes a strategic transaction, that the Company will achieve profitability or positive cash flow. If the Company is unable to raise additional capital or close a strategic transaction for the Company by the first quarter of 2009, the Company will not be able to meet its obligations and will have to cease all operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2007, the FASB issued FASB Statement No.159: “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement. FASB 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted FAS 159 and the adoption did not have a material impact on the financial position or results of operations.

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

On January 28, 2008, the Company granted 70,000 options to purchase common stock to employees with an exercise price of $0.60 per share, the closing market price of the Company’s common stock on the date of grant, valued at approximately $32,000, which vest upon the achievement of a performance milestone by December 31, 2008. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.98%, stock price volatility 0.84, expected life 7 years, dividend yield 0%. As of June 30, 2008, and through the current reporting period, the Company has determined that it is not probable that the performance objective will be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of approximately $5,800 was reversed during the second quarter of 2008.

On January 28, 2008, the Company issued 25,000 shares of restricted stock with restrictions that are removed upon achievement of a performance milestone by December 31, 2008, to an advisor and current member of the Board of Directors as compensation for services at a price of $0.01 per share. The approximate $15,000 value of these restricted shares, based on the closing price of the Company’s common stock on the date of issuance, was expensed with a corresponding increase in additional paid in capital. The Company estimated that as of June 30, 2008, and through the current reporting period, it is not probable that the performance objective will be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of $15,000 was reversed during the second quarter of 2008.

On March 25, 2008, the Company issued 250,000 options to purchase common stock with an exercise price of $0.30 per share, the closing market price of the Company’s common stock on the date of grant, to employees as a retention incentive and to compensate employees for a salary deferral that began on April 1, 2008, which options were valued at approximately $57,000 and vested as long as the employee remained with the Company until a financing was achieved. These options are considered performance based options. The Company estimated that as of June 30, 2008 it was not probable that the performance objective would be met, and in accordance with SFAS 123R, the incremental vesting charges incurred through March 31, 2008 of approximately $4,000 were reversed during the second quarter of 2008. The fair value of the options was determined using the Black Scholes option pricing model utilizing the following assumptions: risk free interest rate 2.48%, stock price volatility 0.84, expected life 7 years, dividend yield 0%.

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

On July 18, 2008, the Company issued 50,000 options to purchase common stock with an exercise price of $0.05 per share, the closing market price of the Company’s common stock on the date of grant, to a consultant per the provisions of a previously negotiated scientific consulting agreement as compensation. The value of the option grant is $2,087. The stock option vested 100% immediately on the date of grant and the termination clause was extended from 90 days to 180 days to compensate for ongoing consulting services from the consultant.

During the three months ended September 30, 2008 and 2007, the Company recognized equity based compensation expense for stock options of $22,000 and $156,000, respectively, which was recognized in the Statement of Operations. During the nine months ended September 30, 2008 and 2007, the Company recognized equity based compensation expense for stock options of $98,000 and $346,000, respectively, which was recognized in the Statement of Operations. As of September 30, 2008, the total compensation costs related to non-vested awards not yet recognized is $11,000 which will be recognized over the next three months. As of September 30, 2008, there were 2,906,677 options to purchase common stock outstanding under the Company’s 2005 Stock Option Plan.

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

(6) Subsequent Event

October 3, 2008, the Company executed an Asset Purchase Agreement with HepaLife Technologies, Inc (HepaLife) and concurrently therewith consummated the transactions contemplated thereby. Pursuant to the Asset Purchase Agreement, the Company sold to HepaLife its HepatAssist™ cell-based liver support system that the Company acquired in 2004 from Circe Biomedical, Inc. The Company had previously suspended its development of the HepatAssist technology pending receipt of additional funding for this program from a corporate marketing partner or a significant capital raise. The HepatAssist assets sold to HepaLife include 12 patents and patent licenses, miscellaneous equipment, an FDA IND application including orphan drug and fast track designation, Phase I and Phase II/III clinical protocols and clinical data, as well as standard operating procedures for manufacturing and quality control. The value of the patents sold was greater than its carrying value; therefore, no loss was recognized at September 30, 2008.

The purchase price received by the Company for the HepatAssist assets that it sold consisted of (i) $450,000, of which $250,000 was paid in cash at the closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share for a period of five years (the “Warrant”), and (iii) the assumption by HepaLife of the Company’s obligations under certain agreements related to the HepatAssist licenses and related agreements. The deferred $200,000 payment is due and payable on the earlier of (i) the date on which HepaLife has consummated one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date. HepaLife has granted the Company piggy-back and certain other registration rights to register for public resale the shares issuable upon the exercise of the Warrant. HepaLife is a publicly traded company whose common stock is traded on the OTC Bulletin Board under the symbol “HPLF.” The foregoing sale did not include the Company’s principal asset, its extracorporeal blood purification therapy known as the “SEPET™ Liver Assist Device.”
Per Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset which is to be sold shall be classified as held for sale in the period in which the asset is being actively marketed and solicitation of buyers and sale of the asset is probable. As of the period ending September 30, 2008, the Company had a signed letter of intent to sell the HepatAssist asset and subsequently, $116,931 in patent rights have been reclassified from “Patent Rights” to “Assets Held for Sale” representing the carrying value of the patents included in this transaction. For year-over-year comparative purposes, patent rights of $132,293 at December 31, 2007 have been reclassified to “Assets Held for Sale.”

On October 6, 2008, the Company entered into a new Compensation Agreement with Shawn Cain, the Company’s Interim Chief Executive Officer and President. The Compensation Agreement is retroactively effective as of October 1, 2008. Under the Compensation Agreement, Mr. Cain has agreed to assist the Company at least until December 31, 2008 in selling, licensing or otherwise financing the Company’s assets. In consideration for his services, the Company has agreed to pay Mr. Cain (i) $10,000 per month plus payment of medical insurance, estimated to be $1,500 per month, and (ii) an incentive a cash bonus following the sale, license or financing of the Company’s SEPET assets, which incentive payment will be determined in the sole discretion of the Board after taking into account the timing, size and structure of the transaction. In addition, under the Compensation Agreement, the Company has agreed to pay Mr. Cain a cash bonus of $20,000 as compensation for his services in connection with the sale of the HepatAssist assets to HepaLife described above.

On November 10, 2008, the Company entered into a new Compensation Agreement with Scott Hayashi, the Company’s Interim Chief Financial Officer. The Compensation Agreement is retroactively effective as of October 1, 2008. Under the Compensation Agreement, Mr. Hayashi has agreed to continue to provide services to the Company as a part-time consultant for a period of three months at a rate of $6,500 per month. Mr. Hayashi is also eligible for an incentive payment following the sale, license, or financing of the Company’s SEPET assets, the exact amount to be determined in the sole discretion of the Board after taking into account the timing, size and structure of the transaction. Under the terms of the consulting agreement, Mr. Hayashi will act as the interim principal financial officer of the Company at least until December 31, 2008.

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

In August 2008, we suspended our operations and are currently focusing exclusively on obtaining financing or consummating a strategic transaction. We hope to obtain additional financing through the sale of additional equity and possibly through a strategic alliance(s) with a larger pharmaceutical or biomedical company. In order to preserve our remaining cash resources, the Company’s terminated its remaining employees on July 31, 2008. However, in order to obtain the limited administrative and other services required to maintain and preserve the Company’s assets and to coordinate the Company’s efforts to obtain funding and pursue strategic alternatives, the Company engaged Shawn Cain, the Company’s former President and Chief Executive Officer, to serve as its Interim President and CEO through December 31, 2008, and engaged Scott Hayashi, the Company’s former Chief Financial Officer, to service as its Interim CFO through December 31, 2008. Messrs. Cain and Hayashi will provide these services to as part-time consultants. In addition, in order to obtain additional working capital and to monetize some of its unutilized assets, the Company on October 3, 2008 sold its HepatAssist assets for (i) $450,000, of which $250,000 was paid in cash at the closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of common stock of HepaLife Technologies, Inc. Based on the current reduced budget and estimated expenses, we believe that our current cash resources (including the amounts we received from HepaLife Technologies, Inc. on October 3, 2009) will be sufficient to fund our reduced level of operations into the first quarter of 2009. If we do not obtain financing or enter into a strategic transaction by the first quarter of 2009, we will then need to consider other options, including liquidation of the Company and its assets.

Previously, our plan of operations was to continue our research and development activities, including clinical trials for the SEPET™ Liver Assist Device and the preparation and submission of an application for a CE Mark for European marketing approval. Our plan was, however, dependent upon obtaining additional financing or engaging in a strategic transaction. In accordance with our plan of operations, we submitted an IDE application for SEPET™ in March 2005 and commenced clinical trials for SEPET™ in the third quarter of 2005. In the third quarter of 2007, we completed the Phase I feasibility clinical trial for SEPET™. Based upon the results of the feasibility study, we submitted an IDE application to the FDA seeking approval to initiate a pivotal trial of SEPETTM. Following a meeting with the FDA in the summer of 2007, the FDA granted us conditional approval of the IDE application in February 2008 to begin the pivotal clinical trial while we respond to the FDA’s conditions and request for additional information. After additional discussions with the FDA, we submitted a revised IDE application to the FDA and in May 2008 the FDA granted us approval of the revised IDE to begin the pivotal trial of SEPETTM. Subject to receiving financing, we expected that there would be three segments to the pivotal trial of SEPETTM at up to 24 clinical sites in the United States and Europe and that we would be able to begin enrolling patients for the first segment of the trial in clinical sites in Germany in 2009. Depending on the amount of financing we received, we also considered devoting the remaining company resources toward a European approval strategy through our CE Marking efforts which commenced in April 2008. We are also are considering licensing our SEPET technology if we are unable to raise sufficient capital to fund the clinical trial and continue operations.

To date we have not been able to raise sufficient funds to effect our prior business plan. Accordingly, in August 2008, we suspended our current operations, including all clinical trials, until, if ever, we raise sufficient cash to resume our operations. In order to provide the Company with cash while we investigate potential financing/strategic alternatives, in October 2008 we sold our HepatAssist bioartificial liver device to a public company. As part of the sale, we received $250,000 in cash, which will provide us with additional working capital while we continue to seek licensing, merger, or financing opportunities for our remaining SEPET technology. There is no guarantee that we will be able to raise sufficient capital by the first quarter of 2009 to support operations and development of the SEPET technology or that we will be able to license or dispose of our SEPET technology in that period. Based on our current estimates, we believe that we do not have sufficient financial resources to conduct our planned operations and that our current cash and cash equivalents are only expected to last into the first quarter of 2009. The amount of funds that we need to raise in the short term to fund our operations is relatively small because of our reduced level of operations. However, under our agreement with Immunocept LLC, we are obligated to raise substantially more funds this calendar year in order to maintain our Immunocept LLC licenses. Under those licenses, we will need to raise an aggregate of at least $5.0 million during 2008 in order to ensure maintenance of the license to the Immunocept patent portfolio. Accordingly, failure to raise additional capital in the near future could result in the termination of all our operations, the loss of significant patents, and our liquidation.

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

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since our inception have been considered part of our development stage activities.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. Given our substantial net operating loss carryforwards as well as historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended September 30, 2008.

Results of Operations

Since we have been involved in developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales. Inception to date revenue represents revenue recognized from a SBIR government grant.

General and administrative expenses of $147,000 and $1,025,000 were incurred for the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses for the three months ended September 30, 2008 decreased by $878,000 from the prior year’s level, reflecting our suspended operations during the September 30, 2008 fiscal quarter. The decrease is primarily attributed to a $312,000 severance and accrued vacation payment incurred in 2007 to our former CEO, a $128,000 decrease in non cash option charges due to a decline in the number of stock options granted and to a decline in the Company’s stock price, a $82,000 decline in payroll costs due to staff reductions, salary deferrals and non-payment of 2008 bonuses, and to a $72,000 decrease in legal fees. In addition, there also was an overall decline in virtually all expense categories as a result of our efforts to reduce general and administrative costs. General and administrative expenses of $1,359,000 and $2,651,000 were incurred for the nine months ended September 30, 2008 and 2007, respectively. General and administrative expenses for the nine months ended September 30, 2008 decreased by $1,292,000 over the prior year’s level due to cost reductions and the suspension of most administrative activities on July 31, 2008. A portion of the decrease in general and administrative expenses is the result of higher expenses incurred in the 2007 fiscal period as a result of a $312,000 severance payment incurred in 2007 to the former CEO and a $180,000 non recurring contingency charge incurred in 2007. However, the decrease in general and administrative expenses in 2007 also is due to a $303,000 decrease in non cash option charges due to a decline in the number of stock options granted and a decline in the Company’s stock price, a $247,000 decline in payroll costs due to staff reductions, salary deferrals and non-payment of 2008 bonuses and a $128,000 decrease in legal fees, and an overall decline in virtually all expense categories in an effort to reduce general and administrative costs.

Research and development expenses of $164,000 and $423,000 were incurred for the three months ended September 30, 2008 and 2007, respectively. The research and development expenses for the three months ended September 30, 2008 decreased by $259,000 over the comparable prior year level due to $172,000 less in consulting costs primarily from regulatory consultants utilized in 2007 and a decline of $45,000 in SEPET™ clinical development costs. Research and development expenses of $1,221,000 and $1,983,000 were incurred for the nine months ended September 30, 2008 and 2007, respectively. The research and development expenses for the nine months ended September 30, 2008 decreased by $762,000 over the comparable prior year levels due to $375,000 in costs related to the Immunocept, LLC patent portfolio acquisition in March 2007 and a decline in SEPETTM development costs of $195,000 in 2008, the development of which has been placed on hold until additional capital is secured and a decline in consultant costs of $231,000 also related to the SEPETTM program’s suspension. These declines are offset in part by an increase of $79,000 due to the addition of one employee over 2007 employment levels.

Interest income of $4,000 and $53,000 was earned for the three months ended September 30, 2008 and 2007, respectively. Interest income of $32,000 and $128,000 was earned for the nine months ended September 30, 2008 and 2007, respectively. The change in interest income primarily reflects lower cash and cash equivalent balances in 2008 from prior year levels and fluctuations of the interest rate in our cash account.

Our net loss was $308,000 and $1,394,000 for the three months ended September 30, 2008 and 2007, respectively. Our net loss was $2,547,000 and $4,506,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net loss for the three and nine months ended June 30, 2008 compared to the comparable periods in 2007 is primarily attributable to the reductions in research and development program activities and a decrease in general and administrative expenditures as we endeavored to conserve cash and secure additional capital.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of approximately $478,000, current liabilities of approximately $707,000, and long term contract obligations of $150,000 related to patent acquisitions. Reductions in the accounts payable balance resulted from negotiated vendor concessions. In October 2008, we received a cash payment of $250,000 from the sale of our HepatAssist asset, which additional funding will allow the Company to operate into the first quarter of 2009. To date, we have funded our operations primarily from the sale of debt and equity securities and to a lesser extent, SBIR grants.

As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we estimate that we have cash to operate into the first quarter of 2009. We are continuing to pursue fund-raising possibilities through the sale of our equity securities or strategic transactions. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will not have the ability to continue as a going concern after the first quarter of 2009. While we hope to pursue development of our product candidates, any continued development by us is contingent upon significant additional funding or a strategic partnership. The amount and timing of our future capital requirements will depend on numerous factors, including the financial markets in general, and the perceived value of our company and our assets in particular. While we are pursuing raising equity funding, we may also seek funding through corporate collaborations and other financing vehicles. We do not have any agreements in place to either obtain additional financing or for any strategic arrangements, and no assurance can be given that we will be able to obtain such funding, or that we will be able to find a strategic partner before all of our capital is expended.

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

The following is a summary of our contractual cash obligations for the following fiscal years:

Contractual Obligations	Total	2008	2009	2010	2011
License Agreement	$250,000	–	$100,000	$150,000	–
Total	$250,000	$–	$100,000	$150,000	$–

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

As of the date of the filing of this report, we only have sufficient cash available to fund our scaled back operations into the first quarter of 2009. In order to preserve our limited cash resources, we have suspended our operations and have terminated all employees (only our Interim Chief Executive Officer and our Interim Chief Financial Officer continue to provide services to us as part-time consultants). We are currently seeking additional funding from various sources and are considering certain strategic transactions to either fund and re-instate our operations or to otherwise preserve the value of our patents and technologies. However, we do not have any agreements in place for either additional funding or for any strategic transactions, and no assurance can be given that we will be able to obtain additional financing or enter into a strategic transaction. If we do not raise additional funds in the immediate future or otherwise protect our business and assets in a strategic transaction, we will have to consider filing for bankruptcy or otherwise liquidating our company. In either case, our shareholders will lose their investment in our securities.

Management is engaged on a part-time basis until at least December 31, 2008, but there is no assurance that the Company can continue to receive such consulting services until or beyond such date

Our Interim Chief Executive Officer, Shawn Cain, and Interim Chief Financial Officer, Scott Hayashi, are parties to consulting agreements to provide us with part time management services until at least December 31, 2008. However, there is a risk that one or both executives could choose to leave us before that date to pursue other interests, and there can be no assurance that such consulting agreements can be extended beyond that date, should we continue to seek potential licensing or sale agreements or other options such as liquidation or bankruptcy.

We must raise at least $5.0 million by December 31, 2008 under the terms of our license respecting Immunocept, LLC’s patent portfolio in order to maintain our rights to that technology

Under our license agreement with Immunocept LLC, we are obligated to raise an aggregate of at least $5.0 million by December 31, 2008 in order to maintain our license to the Immunocept LLC technology. Loss of our rights to such technology could substantially impair our ability to realize value from our programs. Additionally, we must remit a cash milestone payment of $100,000 to Immunocept, LLC on January 1, 2009 under the terms of the license agreement which would significantly decrease our cash position.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.
None.

ITEM 6.  Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302

31.2	Certification of Principal Financial Officer Pursuant to Section 302

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

33	Compensation Agreement Between Scott Hayashi and Company dated November 10, 2008

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBIOS SYSTEMS, INC.

DATE: November 14, 2008	By: /S/ Shawn P. Cain
Shawn P. Cain
Interim Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2008	By: /S/ Scott L. Hayashi
Scott L. Hayashi
Interim Chief Financial Officer (Principal Financial Officer)