Form 10-K
period 2008-12-31
ARBIOS SYSTEMS INC
filed 2009-04-15
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File Number:  000-32603

ARBIOS SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1955323 (I.R.S. Employer Identification No.)
200 E. Del Mar Blvd., Suite 320 Pasadena, CA (Address of principal executive offices)	91105 (Zip Code)

Registrant’s telephone number, including area code:  626-356-3105

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,  $.001 par value  (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2009 was approximately $578,000.

There were 24,356,247 shares of the registrant’s common stock outstanding on March 31, 2009.

Documents incorporated by reference:  None

TABLE OF CONTENTS

Part I
1.	Description of Business	2
1.A	Risk Factors	17
1.B	Unresolved Staff Comments	25
2	Description of Property	26
3.	Legal Proceedings	26
4.	Submission of Matters to a Vote of Security Holders	26

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	27
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risk	32
8.	Financial Statements and Supplementary Data	32
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	32
9A(T).	Controls and Procedures	32
9B.	Other Information	34

Part III
10.	Directors, Executive Officers and Corporate Governance	34
11.	Executive Compensation	37
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
13.	Certain Relationships and Related Transactions, and Director Independence	47
14.	Principal Accountant Fees and Services	47
15.	Exhibits and Financial Statement Schedules	48

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Arbios” and “our company” refer to Arbios Systems, Inc., a Delaware corporation.  A glossary of certain terms used in this Annual Report is contained on page 16 below.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This annual report contains forward-looking statements within the meaning of the federal securities laws.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the company believes,” “management believes” and similar language.  The forward-looking statements are based on our current management’s expectations and are subject to certain risks, uncertainties and assumptions, including in particular those regarding the outcome of our pending bankruptcy proceedings and the plans of the officers and directors who will control this company if and when we emerge from bankruptcy.  If our plan of reorganization is approved, all of our current officers and directors will be replaced, and our company’s future operations will be management by new officers and directors whose forward-looking statements are not contained in this Annual Report.  Accordingly, future activities and business results of this company may differ materially from those anticipated in the forward-looking statements made herein.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Summary Overview of our Company

Arbios Systems, Inc. is a Delaware corporation with its corporate office in Pasadena, California.  To date, our goal was to seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

Since Arbios Systems, Inc. was incorporated in February 1999, we have been a medical device and cell-therapy company that was focused on the development of products for the treatment of liver failure. Our lead product candidate which was under development during 2008 consisted of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device.  Until recently, we also owned the rights to an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System which incorporates porcine pig liver cells which we sold in October 2008.  Because of our limited financial resources, all of our development activities during the past few years have focused on our SEPET™ Liver Assist Device.  In September 2007, we announced the results of our 15-patient feasibility clinical study of our SEPET™ Liver Assist Device, targeted for the treatment of acute episodes of chronic liver disease, in which 79% of the 14 treated patients met the primary clinical effectiveness endpoint.  Based on the results of the feasibility study, in February 2008, the U.S. Food and Drug Administration (“FDA”) granted us conditional approval of an Investigational Device Exemption, or IDE, application to begin the pivotal clinical trial for SEPET™.  In May 2008, we received approval to being the first segment of our pivotal clinical trial for SEPETTM. The budget to complete this clinical trial and our other projected operating expenses, however, far exceeded the limited financial resources available to us at that time.

As a development stage company engaged solely in the development of new products, we did not generate revenues from our activities and, accordingly, we were solely dependent upon our ability to raise funding from investors to finance both our operating expenses and the cost of developing our technologies.  Due in part to the global economic crisis in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies, we were unable to raise the capital we needed to finance our operational and developmental activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008 we terminated all of our employees and suspended the majority of our operations.  Since then, all of our activities have been conducted by our interim Chief Executive Officer and our interim Chief Financial Officer, both of whom we engaged as part-time consultants.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.  Consistent with this plan, in October 2008, we sold the HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”) for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of HepaLife common stock at an exercise price of $0.35 per share.    On April 1, 2009, HepaLife and the Company entered into an agreement to pay us the $200,000 deferred payment now, in return for the cancellation of the 750,000 warrant shares to purchase HepaLife common stock that was part of the consideration in our sale of HepatAssistTM to HepaLife.  This proposed transaction is scheduled for a hearing on April 20, 2009 before the Bankruptcy Court, which must approve any such transaction (see below).

Our executive office is located at 200 E. Del Mar Blvd., Suite 320, Pasadena, CA 91105, and our telephone number at this office is 626-356-3105.  We also maintain a web site at www.arbios.com.  The information on our web site is not, and you should not consider such information to be, a part of this filing.

Voluntary Chapter 11 Filing

On January 9, 2009, the company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 09-10082 (the “Bankruptcy”).  We are continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as a debtor-in-possession, our current management supervises our activities as authorized under the Bankruptcy Code, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Pending $1,000,000 Investment and Recapitalization

One of the principal reasons for commencing the Bankruptcy was to permit the orderly sale of our remaining assets and technologies under court protection and/or to recapitalize our company.  Consistent with our goals, on March 9, 2009 we entered into binding term sheet (the “Term Sheet”) with Arbios Acquisition Partners, LLC (“Acquisition Partners”), an unrelated, privately held, limited liability company formed for the purpose of effecting the transaction contemplated by the Term Sheet.  Pursuant to the Term Sheet, subject to the approval of the Bankruptcy Court, we agreed that we would (i) cancel all of our currently existing equity (including, but not limited to, any and all outstanding common and preferred shares of stock, warrants, and options), (ii) issue new shares of its common stock to Acquisition Partners representing 90% of our newly issued shares, and (iii) issue to our existing shareholders new shares of our common stock equal to 10% of our newly issued shares pro rata.  (The effect of the cancellation of the outstanding common stock and the issuance of the shares constituting 10% of the outstanding shares is the same as a 1-for-10 reverse stock split.)  In consideration for issuing the new shares to it, Acquisition Partners agreed to pay us $1,000,000 in cash.

The $1,000,000 cash purchase price to be paid by Acquisition Partners for 90% of our new shares of common stock is required to be paid as follows: (1) $100,000 was paid to us at the time that the Term Sheet was signed,  (2) $100,000 is required to be paid to us on April 20, 2009, the date that we currently anticipate that we will have a Court hearing on our plan of reorganization as a disclosure statement, and (3) $800,000 is due within 10 days following the confirmation of the plan of reorganization.  If Acquisition Partners does not pay the final $800,000 by the required payment date, we will retain the $200,000 that Acquisition Partners has paid so far, and we can then either withdraw the current plan of reorganization, terminate that plan, and/or enter into an alternate transaction with other entities interested in acquiring this company or our assets.  If our plan of reorganization to approve the investment by Acquisition Partners has not been confirmed by June 15, 2009, we will obligated to return to Acquisition Partners its $200,000 payment, less costs and expenses, (including, without limitation, administrative expenses) incurred by us in pursuing the plan of reorganization.

We expect to consummate the transaction with Acquisition Partners, but we are not prohibited from effecting a different transaction with other parties.  Accordingly, we have agreed to pay Acquisition Partners a break up fee of 3% of the funds deposited by Acquisition Partners if we elect not to consummate the transaction contemplated by the Term Sheet and elect to enter into an alternative transaction, such as signing a letter of intent or term sheet with a third party for the sale of some or all of our assets prior to confirmation of the plan of reorganization.  Also, if we exercise our option to transact business with a third party rather than with Acquisition Partners, then Acquisition Partners would also be entitled to a return of all funds that they have paid to us prior to such date.  However, we do not have to return Acquisition Partners’ deposit if we elect to sell our assets to a third party because Acquisition Partners fails to pay the final $800,000 payment.

The Term Sheet has not yet been approved by the Bankruptcy Court.  A hearing on the Term Sheet is scheduled for April 20, 2009 before the Bankruptcy Court.  No assurance can be given that the Bankruptcy Court will approve the Term Sheet and the transactions contemplated thereby.

Plan of Reorganization; Recapitalization of our Company

On April 3, 2009, we filed a motion to conditionally approve our Chapter 11 plan of reorganization as the disclosure statement (the motion to conditionally approve the disclosure statement and the attached plan of reorganization is herein referred to as the “Plan”).  The Bankruptcy Court has not confirmed the Plan of reorganization or its use as a disclosure statement, and the hearing on this motion is currently scheduled to be held on April 20, 2009.  The Plan may be modified prior to the April 20, 2009 hearing date.

In general, if the Plan is confirmed by the Bankruptcy Court, we will consummate the transactions with Acquisition Partners as described in the Term Sheet, and our company will thereafter emerge from Bankruptcy as follows:

•	Administrative and Priority Claims will be paid in full and Allowed General Unsecured Claim Holders will receive 90% of the principal amount of their Allowed Claim.

•
90% of our common stock will be owned by Acquisition Partners, and 10% will be owned by all of our stockholders who own shares on the date that the Plan is confirmed.  The 10% of our stock that will be issued to our existing stockholders will be issued pro rata based on the number of shares each stockholder owned prior to the confirmation.  As part of this transaction, all currently outstanding shares of our common stock will be cancelled on the date of confirmation, and one new share will be issued for each ten shares that are cancelled.

•	All currently outstanding options and warrants will be cancelled and will cease to exist.

•
We will receive an infusion of $1,000,000 in the aggregate from Acquisition Partners, which amount is expected to be used to fund our working capital needs and possibly for the further development of our liver technology.

•
All of our officers and directors will resign, and new officers and directors designated by Acquisition Partners will be appointed.  Acquisition Partners has designated the following persons to hold the following offices with this company after the Bankruptcy if the Plan is confirmed:  Tom Fagan--Director, Chairman of the Board, CEO and President; Cara Fagan--Director, Secretary and Treasurer; John Desiderio--Director.  Shawn Cain, Arbios’ Interim President and CEO, may continue to provide consulting services to us and Acquisition Partners after the Plan has been confirmed.

•	Arbios Systems, Inc. will remain a public company whose shares are listed for trading on the OTC Bulletin Board, or some other trading platform.

•
We have previously in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications from Immunocept LLC, including five issued U.S. patents, four pending U.S. patents, and two pending European patents.  On January 2, 2009, Immunocept, LLC declared a default in the foregoing license with us.  We are currently in discussions with Immunocept regarding the license agreement, and our goal is to have the License Agreement, as it may be modified prior to April 20, 2009, assumed as part of the Plan.  If we do modify the Immunocept license agreement, those modifications may be reflected as amendments to the Plan.  However, Immunocept and Acquisition Partners are requesting that we agree to certain modifications to the license agreement before it can be assumed by us and become part of the Plan.  We have not yet agreed to all terms, and it is not certain that the Immunocept license agreement will be assumed as part of the Plan.  In the event that the Immunocept license, as it may be modified, is not in effect after the Bankruptcy, we will have to reconsider the effect that the lack of that license will have on our future operations, and we may elect to restructure our post-bankruptcy business plan.

The Term Sheet provides that the confirmation of the Plan should occur on or before May 15, 2009.  No assurance can be given that the Plan will be confirmed by that date, or at all.

Background of Our Company; Strategy

Drs. Achilles A. Demetriou and Jacek Rozga, two leaders in the field of artificial liver therapy, formed our company to develop extracorporeal therapies for the treatment of liver failure.  Drs. Demetriou and Rozga developed our SEPET™ device, which is a sterile, disposable cartridge with proprietary membrane permeability characteristics for use in treating patients with liver failure.  As employees of Cedars-Sinai Medical Center in Los Angeles, California, Drs. Demetriou and Rozga were also involved in the development of a first generation bioartificial liver known as HepatAssistTM that was licensed by Cedars-Sinai Medical Center in 1994 to W.R. Grace & Co. and then subsequently transferred to Circe Biomedical, Inc. Circe Biomedical ceased operations in 2003 and in April 2004, we purchased the remaining assets of Circe Biomedical that related to its bioartificial liver operations, including rights to the original HepatAssistTM system.  The HepatAssistTM system is the assets that we recently sold to HepaLife Technologies, Inc on October 3, 2008.

To date, we have funded our operations from the proceeds from the sale of over $18,000,000 of our equity securities and $321,000 of Small Business Innovation Research grants that have been awarded by the U.S. Small Business Administration.  We will, however, have to raise substantial additional capital to fund our future clinical development expenses and our on-going working capital needs.

In May 2008, we finalized the primary endpoints for our pivotal trial and received permission from the FDA to commence the pivotal clinical trial for SEPET™.  We had hoped to use our clinical data to support the marketing authorization process in the European Union to receive CE Marking for our SEPETTM Liver Assist Device.  However, due to our lack of cash resources, we have not been able to commence the pivotal trial, and in July 2008 we terminated all of our employees and clinical consultants and suspended the majority of our operations.

Before we suspended the majority of our operations in July 2008 due to lack of funding, our strategy and plan was to first complete the clinical testing and obtain regulatory approval for the SEPET™ Liver Assist Device before proceeding with our HepatAssistTM Cell-Based Liver Support System because of the shorter regulatory path and the ability of SEPET™ to operate through the use of a standard, currently available kidney dialysis instruments. Therefore, we focused our efforts on the development of SEPET™.  We have already performed in vitro and in vivo testing of the SEPET™ prototype device and commenced clinical testing of SEPET™ in late 2005.  We treated 14 patients suffering from acute-on-chronic liver failure with hepatic encephalopathy in the Phase I feasibility clinical trial of SEPET™ and have completed this clinical trial.  In May 2008, we received approval to commence a Phase II/III pivotal clinical trial for SEPETTM.  Our strategy for realizing sales revenue from SEPET™ was to seek a CE Mark in Europe prior to approval of the product candidate by the FDA.  We also believed that we could commercialize SEPET™ in Asia, although we had not yet received assurance of regulatory pathways in that region.  Commercialization of SEPET™ in the United States could only proceed if and when we successfully completed a pivotal clinical trial of SEPET™, meeting efficacy endpoints approved by the FDA.

Based on our current assumptions regarding clinical trial sizes and other factors, we estimate that the future clinical cost of developing SEPET™ to the FDA’s standards will be approximately $5 million to $10 million.  These amounts, which could vary substantially if our assumptions are not correct and it turns out that we need to enroll significantly more patients in our trials or if the FDA mandates that our pivotal trial of SEPET™ include a survival-based primary endpoint.  Our strategy had been to obtain the necessary funding from investors in 2008.  However, we were unable to acquire the necessary funding in 2008, which resulted in the Bankruptcy.

Finally, our strategy for manufacturing our SEPET cartridge was to leverage the manufacturing expertise of third parties.  Accordingly, we have already entered into exclusive manufacturing and supply agreements with Membrana GmbH and NxStage Medical Inc.  Membrana is a Germany company that specializes in the manufacture of membranes used for hemofiltration.  It has agreed to supply us with the membrane material needed for manufacture of the SEPETTM Liver Assist Device.  NxStage is a U.S. based company that has agreed to assemble the SEPETTM cartridge utilizing the membrane provided by Membrana.

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

SEPET™

The SEPET™ Liver Assist Device

Until we suspended the majority of our operations in July 2008, we were developing the SEPET™ Liver Assist Device as a blood purification measure to provide temporary liver support for acute exacerbation of chronic liver disease.  SEPET™ therapy was to be provided through the sale of our single-use, disposable cartridge that contains a bundle of hollow fibers made of bio- and hemo-compatible material capable of filtering a portion of the substances in the patient’s blood including albumin-bound toxins, inflammatory disease mediators, and soluble toxins.  The importance of using fibers with this sieving characteristic, which allows for filtration of molecules larger than conventional renal dialysis cartridges, is that known hepatic failure toxins as well as mediators of inflammation and inhibitors of hepatic regeneration have low-to-medium sized molecular weights while “good” blood components generally have relatively high molecular weight.  At present, Membrana supplies us with the hemofiltration membranes and NxStage assembles the disposable SEPET™ cartridges.  See “Manufacturing” below.  The SEPET™ system is designed for use with commercially available kidney dialysis instruments or other similar machines that utilize disposable hollow-fiber cartridges.  Accordingly, no specialized apparatus needs to be developed or manufactured for the use of SEPET™.  Accessory components for the SEPET™ system such as disposable tubing sets and connectors will mostly consist of standard components that are currently used in renal dialysis and provided by manufacturers of those systems.  We expect that any new accessory components that may be required for use with SEPET™ will be manufactured for us by qualified third-party vendors.

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

Based upon the results of the feasibility study, we submitted an IDE application to the FDA seeking approval to initiate a pivotal trial of SEPET™.  The design for this trial submitted to the FDA entailed enrolling approximately 100 patients in the principal randomized, controlled phase of the study, targeted to achieve the primary endpoint of the trial, which is a clinically significant reduction in hepatic encephalopathy.  Patients receiving SEPET™ treatment plus standard medical care would be compared to control patients receiving treatment with standard medical care alone, with a 1:1 randomization between the two groups.  An adaptive design feature, increasingly common in FDA product approval trials, would permit the size of the trial to be increased after enrollment of the first 100 patients if the primary efficacy endpoint has not yet reached statistical significance but has shown a positive trend.  This potential extension of the trial would also be permitted to achieve statistical significance of one or more secondary endpoints of the trial relating to clinical, functional, and reimbursement advantages for SEPET™-treated patients.  Following a meeting with the FDA in the summer of 2007, the FDA granted us conditional approval of the IDE application in February 2008 to begin the pivotal clinical trial while we respond to the FDA’s conditions and request for additional information. In particular, the FDA had requested a survival primary endpoint rather than the primary endpoint of a two-stage drop in hepatic encephalopathy proposed in our original trial design submitted to the FDA.  We have had an additional meeting with the FDA in March 2008 to discuss our position regarding a suitable primary endpoint for the trial. In May 2008 the FDA granted us approval of the revised IDE to begin the pivotal trial for SEPETTM.

Benefits of SEPET™

We believe that our SEPET™ Liver Assist Device, if approved by the FDA and commercially released, may:

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

We believe that our SEPET™ Liver Assist Device can achieve these effects because it can lower levels of substances that are toxic to both the brain and liver and other internal organs.  We have obtained final results in the feasibility clinical trial of SEPET™.  However, final proof of clinical benefit in patients is lacking at this time, and the clinical utility of SEPETTM still needs to be conclusively demonstrated in patients with liver failure through randomized, controlled clinical trials of the SEPETTM therapy.

Advantages of Our SEPET™ Product Candidate

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

Market Opportunity

Based on the number of patients with liver diseases and lack of alternative direct therapy other than liver transplantation, we believe that there is an urgent need for artificial means of liver replacement and/or assistance to facilitate recovery from liver failure without a transplant.  Effective liver support therapies could also help maintain liver failure patients’ lives until an organ becomes available for transplantation.  The SEPET™ Liver Assist Device can address patients with liver failure across a wide range of causes and severity, including acute exacerbation of chronic liver disease as well as acute liver failure in patients without history of chronic disease.

The market for SEPET™ includes the U.S. market, the European market, and the rest of the world.  Because the Immunocept patents only apply in the U.S. and not in Europe, our ability to commercialize SEPET™ in the U.S. may be affected by the license granted to us by Immunocept to certain patents if the license agreement is not assumed under the Plan.  Immunocept provided notice of termination and a default of its license with us on January 2, 2009.  Since the commencement of the Bankruptcy, we have been in negotiations with Immunocept to reinstate the license agreement and to have the license agreement assumed as part of the Plan.  However, we have not yet reached an agreement with Immunocept.  In the event that we are unable to reach an accommodation with Immunocept, we will not have the right to use the licensed technologies in the U.S. and would, therefore, have to re-evaluate the effect that the lack of that license will have on the future development of SEPET™ in the U.S.  If we do not have the right to the Immunocept license following the Bankruptcy, we may choose to initially limit our focus on obtaining CE Marking in Europe and commercializing SEPET™ in Europe or modify our business plan as needed.   Thereafter, depending on our evaluation of the Immunocept licenses and on financial and other considerations, we may continue to seek to obtain FDA marketing approval for SEPET™ in the U.S.

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

The mounting crisis of viral hepatitis B and hepatitis C is projected to continue to propel numbers of liver failure episodes as patients age and increasingly suffer hepatic decompensation.  Approximately 4 million Americans are chronically infected with the hepatitis C virus, and an estimated 25,000 people each year are newly infected in the United States each year with the hepatitis C virus.  At the same time, 10,000 to 12,000 deaths have occurred annually in the United States due to hepatitis C virus infection, and the number is likely rising.  Hepatic decompensation, as a result of chronic hepatitis C virus infection, is now the leading cause of liver transplantation in the United States.  Despite improved rates of organ donation, increased utilization of deceased donor livers and a resurgence in living donor transplants, the number of liver transplants performed yearly is now approximately 5,500.  At the same time, in 2004 alone there were more than 10,000 new waitlist registrations for liver replacement.  As of March 14, 2008, the liver transplant waiting list contained 16,390 individuals.  Hepatitis B is less prevalent in the United States than hepatitis C – a situation that is dramatically reversed in other parts of the world where chronic hepatitis B infection is endemic or pandemic; however, according to National Institutes of Health and the American Association for the Study of Liver Diseases, 5,000 deaths occur annually in the United States as a consequence of hepatitis B virus infection.

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

At this time, based on the preliminary information available to us, we estimate that in the United States the cost to the provider of a single treatment with the SEPET™ therapy could be within a $2,000 to $4,000 range.  Pricing in other world regions will likely vary.  We anticipate that the SEPET™ therapy may have to be repeated up to an average of three to five times before a satisfactory clinical outcome is obtained, although fewer treatments per patient may be sufficient depending on the severity of disease.  Based on these estimates and the above mentioned projections, the potential U.S. market for SEPET™ is significant, with similar or possibly larger opportunities in some regions outside North America.  However, we have not confirmed the potential size of these markets through an independent marketing study.

If we are successful in demonstrating the clinical utility of our SEPET™ device, liver failure patients treated with our product may be spared liver transplantation and the need for life-long immune-suppression.  In addition, these patients can be treated outside of the intensive care unit and could be discharged from the hospital after shorter stays, all of which would reduce costs for healthcare providers and generate a demand for the use of these product candidates.

Sales, Marketing & Distribution

We currently do not have any agreements in place to market our SEPET™ product candidate if and when that product is commercially released.  Before we suspended our operations, our plan was to outsource at least a portion of the sales, marketing and distribution of our products, if approved, including SEPET™ in Europe if we obtain CE Marking approval, to third parties who specialize in the sales, marketing and distribution of medical products.  Alternatively, we also planned to enter into strategic alliances with larger medical companies or license the rights to our product candidates to such larger companies.

Until we suspended our operations in 2008, we were working on a marketing authorization process in the European Union to receive CE Marking for our SEPETTM Liver Assist Device. CE Marking indicates that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation and allows sale of the product within the European Union (28 countries) and the European Free Trade Association (3 countries).

Manufacturing & Supply

If we continue to develop SEPET™ after the Bankruptcy, the cartridges that will be needed for SEPET™ device are expected to be commercially manufactured by NxStage Medical, Inc., and the membrane inside the cartridge are expected to be produced by Membrana GmbH. Additional disposable components, such as tubing connectors, could also be manufactured by third party subcontractors.

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

The agreement will terminate following the six-year anniversary of the date of the first commercial sale of our product that contains Membrana membranes.  The agreement may be terminated by either party upon 90 days notice in the event of a material breach by the other party that remains uncured for 90 days, or upon 60 days notice if the other party becomes insolvent or becomes the subject of any voluntary or involuntary proceeding in bankruptcy, liquidation, dissolution, receivership, or general assignment for the benefit of creditors that is not dismissed within 60 days.  In addition, upon 60 days notice, we may terminate the agreement or terminate the exclusivity of the agreement, upon Membrana’s failure to meet certain delivery requirements.  As of the date of the filing of this report, we have not received notice from Membrana of its intention to terminate the agreement.

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

The agreement will terminate upon the earlier of (i) the seventh anniversary of regulatory approval of the device or (ii) the seventh anniversary of the date of the agreement if regulatory approval of the device is not obtained by such date.  The agreement may be terminated by either party (i) upon an extended prior notice period, (ii) upon a material breach by the other party that remains uncured, or (iii) upon notice if the other party becomes insolvent, files for bankruptcy, goes into liquidation or a receiver is appointed over all or a major part of the other parties’ assets.  In addition, we may terminate the agreement or terminate the exclusivity of the agreement, upon the occurrence of certain events.  As of the date of the filing of this report, we have not received notice from NxStage of its intention to terminate the agreement.

Platforms used for SEPETTM Device

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

Patents and Proprietary Rights

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

In March 2007, we in-licensed a family of five issued U.S. patents and various U.S. and foreign patent applications from Immunocept, LLC which include broad claims for methods of treating liver failure, multi-organ failure, multi-organ dysfunction syndrome, sepsis, septic shock, systemic inflammatory response syndrome, and related inflammatory disorders by selective blood filtration.   The patents and applications relate to the use of blood filtration devices which remove, from the blood of patients with the above disease conditions, a broad spectrum of inflammatory and other disease mediators ranging from small molecules through intermediate size blood proteins with molecular weights up to the size of beneficial immunoglobulins.  Such devices are capable of removing known “bad actor” compounds associated with liver failure, multi-organ failure and sepsis while preserving critical immunogloblins, clotting factors, lipids, and other beneficial large proteins in the circulating blood of afflicted patients.  The patents and/or applications also relate to the combined use of replacement fluids including human serum albumin or combined uses of secondary selective plasma adsorption devices and/or certain classes of anti-inflammatory therapeutic drugs, and to apparatus suitable for the above uses.   In addition to the Immunocept related patents acquired in March 2007, we currently have four patent applications pending related to SEPETTM.

On January 2, 2009, Immunocept, LLC declared a default in its License Agreement and informed us that it had terminated the license.  We are currently in discussions with Immunocept to reinstate the license agreement and to have the license agreement assumed as part of the Plan.  If the license agreement with Immunocept is reinstated, we will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales.  We will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees.  Before Immunocept declared a breach under the license agreement, (i) our fixed obligations under the license would have totaled less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for us, and (ii) our contingent obligations under the license would have totaled less than $500,000 over approximately the same period (dependent, however, on the pace of potential future patent issuances). No assurance can be given that we will be able to assume the Immunocept license and that the patents licensed to us under that agreement will be available to us after the Bankruptcy.

Research and Development

We spent approximately $1,213,000 on research and development during the fiscal year ended December 31, 2008, $2,300,000 on research and development during the fiscal year ended December 31, 2007 and $9,326,000 on research and development from inception (August 23, 2000) through December 31, 2008.

Competition

If developed and commercially released, our SEPET™ Liver Assist Device will compete with several other products and technologies that are currently used or are being developed by companies, academic medical centers and research institutions.  These competitors consist of both large established companies as well as small, single product development stage companies.  We expect substantial competition from these companies as they develop different and/or novel approaches to the treatment of liver disease.  Some of these approaches may directly compete with the product candidates that we are currently developing.

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

Government Regulation

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies.  In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products.  Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.  After laboratory analysis and preclinical testing in animals, an IDE (in the case of a medical device such as SEPET™) is filed with the FDA to begin human testing.  Typically, a two-phase (for devices) or a three-phase (for drugs/biologics) clinical testing program is then undertaken.  In Phase I or feasibility phase, small clinical trials are conducted to determine the safety of the product candidate.  In Phase II (typically not required for devices), clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of the product candidate.  In Phase III or pivotal phase, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy.  Variations on these paths can also occur, and repetition of particular phases may be required.

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

In addition to regulating and auditing clinical trials, the FDA regulates and usually inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product.  If, after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required.  We will also have to adhere to current Good Manufacturing Practices and product-specific regulations enforced by the FDA through its facilities inspection program.  The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval.  If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations.

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

SEPET™ may be regulated in the United States as a Class III medical device requiring a PMA review process, similar to medical devices for conducting plasma exchange; however, the FDA may also elect to classify it as a Class II device suitable for Section 510(k) approval described above.  Accordingly, it is likely to be subject to a two-step approval process starting with a submission of an IDE and subsequent amendments to conduct human studies, followed by the submission of a PMA application.  The steps required before a product such as SEPET™ is likely to be approved by the FDA for marketing in the United States generally include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an IDE for human clinical testing, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and (iv) the submission to the FDA of a product application.  Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate.  The results of the preclinical tests, together with analytical data, are submitted to the FDA as part of an IDE, which must become effective before human clinical trials may commence.  The sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.  As discussed above, human clinical trials typically involve two sequential phases.  Each trial must be reviewed and approved by the FDA before it can begin.  The feasibility phase involves the initial introduction of the experimental product into human subjects to evaluate its safety and, if possible, to gain early indications of efficacy.  The pivotal phase typically involves further evaluation of clinical efficacy and testing of product safety of a product in final form within an expanded patient population.  The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an application requesting approval to market the product.

In addition to obtaining FDA approval, we will have to obtain the approval of the various foreign health regulatory agencies of the foreign countries in which we may wish to market our products.  In Europe, we would need to obtain approval to market SEPET™ under the CE Mark and related device regulations, which often require less clinical testing than comparable approval processes in the United States.  Label claims for medical devices marketed under the CE Mark are restricted to what has been proven in clinical trials.  This can have an adverse impact on marketability of products.

Employees

On July 31, 2008, we suspended our operations and terminated all our employees due to the lack of cash resources.  Accordingly, we currently have no employees.  Our administrative and other functions are currently being maintained by our interim Chief Executive Officer and our interim Chief Financial Officer, both of whom are currently providing their services as part-time consultants.

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

“Hemofiltration/Hemofiltrate “Hemofiltration” is a continuous dialysis therapy in which blood is pumped through a hollow-fiber cartridge and the liquid portion of blood containing substances is removed into the sink department.  The liquid portion of the blood (“hemofiltrate”) is discarded.

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

ITEM 1.A   RISK FACTORS

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

RISKS RELATED TO OUR CHAPTER 11 FILING AND PLAN OF REORGANIZATION

We filed for reorganization under Chapter 11 of the Bankruptcy Code on January 9, 2009 and are subject to the risks and uncertainties associated with the Bankruptcy.

For the duration of the Bankruptcy, our future operations and our ability to execute our business strategy will be dependent upon the Bankruptcy Court and subject to the risks and uncertainties associated with bankruptcy. These risks include our ability to continue as a going concern; operate within the restrictions and the liquidity limitations of the Bankruptcy Court; obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy from time to time; develop, confirm and consummate the Plan or an alternative plan of reorganization; obtain and maintain normal payment terms with critical licensors, vendors and service providers; and fund and execute our business plan.  We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy that may be inconsistent with our plans.

As a result of the Bankruptcy, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets, reject certain executory contracts and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

We may not be able to obtain confirmation of our Chapter 11 plan, in which case our Bankruptcy will be converted into a Chapter 7 liquidation proceeding.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain requisite court, stockholder and creditor approval of the Plan or of an alternative viable Chapter 11 plan of reorganization. This process requires us to meet certain statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm such a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it.  In addition, the Bankruptcy Court may, on its own volition, convert the current Chapter 11 bankruptcy proceeding into a Chapter 7 liquidation proceeding.  In such a proceeding, all of our assets would be sold and our company would be liquidated, dissolved and terminated.

Bankruptcy Court may not approve the Plan, which will require us to return funds to Arbios Acquisition Partners, LLC and will result in the loss of the proposed $1,000,000 investment.

If the Bankruptcy Court does not confirm the Plan by July 15, 2009, we will have to return the $200,000 payment we will have received from Acquisition Partners, less the costs and expenses, (including, without limitation, administrative expenses) that we incur in pursuing the Plan.  In addition, our opportunity to receive the balance of $1,000,000 investment from Arbios Acquisition Partners, LLC will be lost.  Accordingly, if the Bankruptcy Court does not approve the Plan, unless we have found an alternative buyer or developed an alternative plan or reorganization, the Bankruptcy will be converted from a Chapter 11 bankruptcy proceeding into a Chapter 7 liquidation proceeding in which all of our assets are sold and our company is then liquidated, dissolved and terminated.

If the Plan is approved, our stockholders will be diluted and will only own 10% of our outstanding shares, and all options and warrants, including the warrants owned by our stockholders, will be cancelled.

The Plan contemplates that Acquisition Partners will receive new shares equal to 90% of the shares of our common stock outstanding after the Bankruptcy, and that all of the current stockholders will only own 10% of the post-Bankruptcy shares.  Accordingly, all of our current stockholders will be severely diluted if the Plan is confirmed.  In addition, all warrants owned by our stockholders will be cancelled and lost, thereby further reducing the securities position of our current stockholders in our company.

If the Plan is approved, Arbios Acquisition Partners, LLC will own most of our shares of voting stock and will be able to control this company.

If the Plan is approved, all of our current officers and directors will be replaced by officers and directors designated by Acquisition Partners.  In addition, Acquisition Partners will own 90% of our voting stock.  As a result, Acquisition Partners will have control over every aspect of our company and over our future operations.  Although Acquisition Partners has informed us that it intends to further develop our SEPET™ technology, no assurance can be given that it will do so, nor is Acquisition Partners obligated to do so.  Acquisition Partners has not disclosed its future plans and strategies for either developing SEPET™ or for the future business/operations of this company.  As a result, investors in our stock will not have any control over the future direction of our company, nor will our stockholders have any information about the future plans for our company.  No assurance can be given that Acquisition Partners will, in fact, decide to continue to develop SEPET™, or if it does elect to continue to develop SEPET™ that it will be able to do so.  If Acquisition Partners does continue to develop SEPET™, the $1,000,000 that we receive from Acquisition Partners will not be sufficient to complete the development and, accordingly, Acquisition Partners will have to raise additional funds.  Acquisition Partners will, therefore, be subject to the same financial, regulatory and other risks and uncertainties that affected our business and operations prior to the Bankruptcy.

RISKS RELATED TO OUR BUSINESS

We are an early-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are an early-stage company that has not generated any operating revenues to date (our only revenues were derived from two government research grants). Accordingly, while we have been in existence since February 1999, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with an early-stage company.  As an early-stage company, we expect to incur significant operating losses for the foreseeable future, and there can be no assurance that we will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

Our ability to continue as a going concern is dependent on future financing.

Our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2008, which expresses substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, our value in liquidation may be different from the amounts set forth in our financial statements.

If we emerge from bankruptcy, we will need to obtain significant additional capital to complete the development of SEPET™ and meet contractual obligations related to our licensed patents, which additional funding may dilute our existing stockholders.

Based on our current proposed plans and assumptions, the clinical development expenses to complete the development of SEPET™ will be very substantial.  Based on our current assumptions, we estimate that the clinical cost of developing the SEPET™ liver assist device will be approximately $5 million to $10 million.  These amounts, which could vary substantially if our assumptions are not correct and we need to enroll significantly more patients in our trials, including as a result of the FDA mandating that our pivotal trial of SEPET™ include a survival-based primary endpoint, are well in excess of the amount of cash that we expect to have upon the completion of our Bankruptcy.  Accordingly, if the Plan is approved and we emerge from Bankruptcy, we will have to (i) obtain additional debt or equity financing in order to fund the further development of our product candidates and working capital needs, and/or (ii) enter into a strategic alliance with a larger pharmaceutical or medical device company to provide its required funding.  The amount of funding needed to complete the development of one or both of our product candidates will be very substantial and may be in excess of our ability to raise capital.

We have not yet identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  There can be no assurance that sufficient funding will be available to us at acceptable terms or at all.  If we are unable to obtain sufficient financing on a timely basis, the development of SEPET™ could be delayed and we could be forced to limit or terminate our operations.  Any equity additional funding that we obtain will further reduce the percentage ownership held by our existing security holders.

We have had no product sales to date, and we can give no assurance that there will ever be any sales in the future.

All of our product candidates are still in research or development, and no revenues have been generated to date from product sales. There is no guarantee that we will ever develop commercially viable products. To become profitable, we will have to successfully develop, obtain regulatory approval for, produce, market and sell our product candidates.  There can be no assurance that our product development efforts will be successfully completed, that we will be able to obtain all required regulatory approvals, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future.  We currently do not expect to receive revenues from the sale of SEPETTM for at least another year or longer.

Before we can market SEPETTM, we must obtain governmental approval, the application and receipt of which is time-consuming, costly and uncertain.

The development, production and marketing of our product candidate is subject to extensive regulation by government authorities in the United States and other countries.  In the United States, our SEPET™ Liver Assist Device will require approval from the FDA to allow clinical testing and ultimately commercialization.  The process for obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome.  This process includes the conduct of extensive pre-clinical and clinical testing, which may take longer or cost more than we currently anticipate due to numerous factors, including, without limitation, difficulty in securing centers to conduct trials, difficulty in enrolling patients in conformity with required protocols and/or projected timelines, unexpected adverse reactions by patients in the trials to our liver assist system, and changes in the FDA’s requirements for our testing during the course of that testing.  We have not yet established with the FDA the nature and number of clinical trials that the FDA will require in connection with its review and approval of SEPET™ and these requirements may be more costly or time-consuming than we currently anticipate.  Since we are required to include survival as a co-primary endpoint in the planned pivotal trial of SEPET™, the time to complete the trial and the cost of this trial may be significantly increased.  This could negatively impact our ability to raise additional capital and could delay the potential commercialization of SEPET™ in the United States and abroad.

SEPETTM is novel in terms of its composition and function.  Thus, we may encounter unexpected safety, efficacy or manufacturing issues as we seek to obtain marketing approval for SEPETTM from the FDA, and there can be no assurance that we will be able to obtain approval from the FDA or any foreign governmental agencies for marketing of any of our product candidates.  The failure to receive, or any significant delay in receiving, FDA approval, or the imposition of significant limitations on the indicated uses of our product candidate, would have a material adverse effect on our business, operating results and financial condition.

Because SEPET™ is at an early stage of development and has never been marketed, we do not know if SEPET™ will ever be approved for marketing, and any such approval could take several years to obtain.

Before obtaining regulatory approvals for the commercial sale of our product candidate, significant and potentially very costly preclinical and clinical work will be necessary.  There can be no assurance that we will be able to successfully complete all required testing of our SEPET™ product candidate.   While the time periods for testing our product candidate and obtaining the FDA’s approval are dependent upon many future variable and unpredictable events, we estimate that it could take between two to three years to obtain approval for SEPET™.  We have not independently confirmed any of the third party claims made with respect to patents, licenses or technologies we have acquired concerning the potential safety or efficacy of these product candidates and technologies.  Because of the early stage of development of our product candidate, we do not know if we will be able to generate additional clinical data that will support the filing of the FDA application for this product candidate or the FDA’s approval of any product marketing approval applications or biologic license approval application that we do file.

Because SEPET™ represents new approaches to the treatment of liver disease, there are many uncertainties regarding the development, the market acceptance and the commercial potential of our product candidate.

Our SEPET™ product candidate represents a new therapeutic approach for these disease conditions.  If we proceed with the development of SEPET™, we may, as a result, encounter delays as compared to other product candidates under development in reaching agreements with the FDA or other applicable governmental agencies as to the development plans and data that will be required to obtain marketing approvals from these agencies.  There can be no assurance that these approaches will gain acceptance among doctors or patients or that governmental or third-party medical reimbursement payers will be willing to provide reimbursement coverage for our product candidates, if approved.  Moreover, we do not have the marketing data resources possessed by the major pharmaceutical companies, and we have not independently verified the potential size of the commercial markets for our product candidate.  Since SEPET™ represents a new approach to treating liver disease, it may be difficult, in any event, to accurately estimate the potential revenues from our product candidate, as there currently are no directly comparable products being marketed.

Immunocept has declared a default under its license agreement with us, which default may materially affect our future business plans, including our plans for marketing SEPET™ in the U.S., if we are unable to re-instate that license agreement.

Our business plan to date has assumed that we would attempt to obtain FDA approval to commercialize SEPET™ in the U.S., while also attempting to obtain the CE Marking in Europe necessary to commercialize SEPET™ in Europe.  We have assumed that we will have the rights to the patents licensed to us by Immunocept, which patents only apply in the U.S. and not in Europe at this time.  However, on January 2, 2009, Immunocept, LLC declared a default in its license agreement with us.  We have been in discussions with Immunocept to reinstate the license agreement and to have that license agreement assumed in the Plan.  However, it is unclear whether we will be able to maintain that license after the Bankruptcy.  Our ability to commercialize SEPET™ in the U.S. may be affected by our ability continue to use the Immunocept license.  In the event that we are unable to reach an accommodation with Immunocept, we will not have the right to use the licensed technologies in the U.S. and would, therefore, have to re-evaluate the effect that the lack of that license will have on the development of SEPET™.  Failure to have a license to the Immunocept patents may have a material adverse affect on our business plan and may potentially affect our ability to market SEPET™ in the U.S.  If we do not have the right to the Immunocept licenses following the Bankruptcy, we may initially choose to limit our focus on obtaining CE Marking in Europe and commercializing SEPET™ in Europe.   Thereafter, depending on our evaluation of the Immunocept licenses and on financial and other considerations, we may continue to seek to obtain FDA marketing approval for SEPET™ in the U.S. or change our business plan as needed.  Therefore, the unavailability of the Immunocept licensed patents may have a material and adverse effect on our business plan and on our plans for SEPET™.

We are currently managed by our interim CEO and CFO on a consulting basis and there is no assurance of continued access to management services

Our former CEO and CFO are engaged by us on a limited part-time consulting basis; however, they may leave the Company to pursue other full-time activities which would hinder our ability to complete our Plan of reorganization and regulatory filings on a timely basis.  There is no assurance that these executives will be able to provide management services in the future, and we are partially dependent on them to complete our Plan of Reorganization and other regulatory filings needed to consummate the acquisition by Acquisition Partners.

As a new small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a competitive disadvantage.

The pharmaceutical, medical device and biotechnology industries are characterized by intense competition and rapid and significant technological advancements.  Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products, some of which may be similar and/or competitive to our product candidates.  Furthermore, many companies are engaged in the development of medical devices or products that are or will be competitive with our proposed product.  Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

If we proceed with the development of SEPET™, we will need to outsource and rely on third parties for the clinical development and manufacture, supply and marketing of our product candidates.

Our business model calls for the outsourcing of the clinical development, manufacturing, supply and marketing of SEPET™, if approved, in order to reduce our capital and infrastructure costs.  We have not yet entered into any strategic alliances or other licensing arrangements and there can be no assurance that we will be able to enter into satisfactory arrangements for these services or marketing of our product candidates.  We will be required to expend substantial amounts to retain and continue to utilize the services of one or more clinical research management organizations without any assurance that the product candidates covered by the clinical trials conducted under their management ultimately will generate any revenues for SEPET™.  Consistent with our business model, we will seek to enter into strategic alliances with other larger companies to market and sell our product candidates.  In addition, we plan to utilize contract manufacturers to manufacture our product candidates or even our commercial supplies, and we may contract with independent sales and marketing firms to use their pharmaceutical or medical device sales force on a contract basis.

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

Because we will be dependent on NxStage and Membrana as the manufacturers of our SEPET™ cartridges, the termination of our manufacturing agreements, or any other failure or delay by either NxStage or Membrana to manufacture the SEPETTM cartridge, will negatively affect our future operations.

We have exclusive manufacturing and/or supply arrangements both with NxStage and Membrana.  These manufacturing agreements can be terminated by NxStage and Membrana after we emerge from Bankruptcy. If NxStage or Membrana terminates its agreement with us, or if either of them is unable to meet its contractual obligations to us, we may have difficulty in finding a replacement manufacturer/supplier.  We have no control over NxStage, Membrana or their suppliers, and if NxStage or Membrana are unable to produce the SEPETTM cartridges or it’s components on a timely basis, our business may be adversely affected.  Both NxStage and Membrana may elect to cancel our manufacturing and supply agreements due to our bankruptcy condition which would adversely our ability to commence a the pivotal clinical trial for SEPETTM and continue development.

We may not have sufficient legal protection of our proprietary rights, which could result in the use of our intellectual properties by our competitors.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. In addition to the patents in-licensed on March 29, 2007, we currently have four patent applications pending. We have relied substantially on the patent legal work that was performed for our assignors and licensors and investors with respect to all of these patents, application and licenses, and have not independently fully verified the validity or any other aspects of the patents or patent applications covering our product candidates with our own patent counsel.   For example, we had received from the European Patent Office an initial rejection of a patent filing citing references to certain issued patents that may represent prior art in the field of large-pore hemofiltration. This and potential other prior art may prevent us from obtaining sufficient legal protection of our proprietary rights to SEPETTM.  We needed to raise an aggregate of $5.2 million during 2008 in order to maintain the license to the Immunocept patent portfolio that was acquired on March 29, 2007, and there is a possibility that the license may revert to a non-exclusive basis if we are unsuccessful in negotiating a settlement with Immunocept, LLC.

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

The market success of SEPET™, if further developed and eventually approved,  will be dependent in part upon third-party reimbursement policies that have not yet been established.

Our ability to successfully penetrate the market for SEPET™, if approved, may depend significantly on the availability of reimbursement for our product candidate from third-party payers, such as governmental programs, private insurance and private health plans.  We have not yet established with Medicare or any third-party payers what level of reimbursement, if any, will be available for our product candidates, and we cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow us to charge a reasonable profit margin.  Even with FDA approval, third-party payers may deny reimbursement if the payer determines that SEPET™ is unnecessary, inappropriate or not cost effective.  If patients are not entitled to receive reimbursement similar to reimbursement for competing products, they may be unwilling to use SEPET™ since they will have to pay for the un-reimbursed amounts, which may well be substantial.  The reimbursement status of newly approved health care products is highly uncertain.  If levels of reimbursement are decreased in the future, the demand for our product could diminish or our ability to sell our product candidate on a profitable basis could be adversely affected.

We may be subject to product liability claims that could have a material negative effect on our operations and on our financial condition.

The development, manufacture and sale of medical products expose us to the risk of significant damages from product liability claims.  We have obtained clinical trial insurance for our SEPETTM Phase I feasibility trial; however, we have not procured a policy for the Phase III pivotal trial due to our financial situation.  If we proceed with the development of SEPET™, we will have to obtain and maintain product liability insurance for coverage of our clinical trial activities pending the completion of a strategic transaction, such as the one contemplated in the Plan of Reorganization.  However, there can be no assurance that we will be able to continue to secure such insurance for clinical trials for SEPET™.  If SEPET™ is approved, we will try to obtain coverage when we enter the marketplace (as well as requiring the manufacturers of our product candidates to maintain insurance).  We do not know if coverage will be available to us at acceptable costs or at all.  If the cost of insurance is too high or insurance is unavailable to us, we will have to self-insure.  A successful claim in excess of product liability coverage could have a material adverse effect on our business, financial condition and results of operations.  The costs for many forms of liability insurance have risen substantially during the past year, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance.

RISKS RELATED TO OUR COMMON STOCK

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  In addition, the public float of our common stock will decrease if the Plan is approved because the number of shares owned by our current stockholders will be reduced, thereby potentially reducing the volume of future stock transactions.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our corporate headquarters in an office in Pasadena, California. The office is leased on a month-to-month basis for approximately $750 per month for 300 square feet of space. We believe our office space is adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

On January 9, 2009, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the Bankruptcy, see “Description of Business —Voluntary Chapter 11 Filing.”

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was traded on the OTC Bulletin Board over-the-counter market under the symbol “ABOS.OB” until the Bankruptcy filing on January 9, 2009.  Commencing with the Bankruptcy filing, our common stock has been listed for trading on the OTC Bulletin Board under the symbol “ABOSQ.OB”.

The following table sets forth the range of high and low bid information for our common stock for each quarter within the last two years, as reported by Yahoo Finance and Bigcharts from CBS Marketwatch.com.  The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2007	$1.10	$0.43
June 30, 2007	$0.89	$0.60
September 30, 2007	$0.85	$0.29
December 31, 2007	$0.75	$0.55

March 31, 2008	$0.30	$0.26
June 30, 2008	$0.19	$0.08
September 30, 2008	$0.04	$0.03
December 31, 2008	$0.01	$0.01

Holders

As of March 31, 2009, there were 109 listed shareholders of record of our common stock, although we believe there may be substantially more shareholders who hold our common stock in street name.

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

Issuances of Unregistered Securities; Issuer Purchases of Equity Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2008 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Equity Compensation Plan Information

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the past few years, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional scientific and management personnel and advisors.  To date, we have not marketed or sold any product and have not generated any revenues from commercial activities.  Substantially all of the revenues that we have recognized to date have been from the sale of our HepatAssistTM system in October 2008 and Small Business Innovation Research grants (in an aggregate amount of $321,000) that we received from the U.S. Small Business Administration.

In May 2008, we received approval from the FDA to commence a Phase II/III pivotal clinical trial for SEPETTM.  We estimated that the cost of completing these trials was between $5 million and $10 million.  As we have done since our inception, we intended to raise the funds to complete our development from financing transactions.  Unfortunately, because of the global economic crisis in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies like ours, we were unable to raise the capital we needed to finance our operations and development activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008 we terminated all of our employees and suspended our operations.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.

On January 9, 2009, this company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  We are continuing to exist as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

On March 9, 2009, we entered into a Term Sheet with Acquisition Partners pursuant to which Acquisition Partners agreed to invest $1,000,000 for the purchase of 90% of our common stock.  To date, Acquisition Partners has paid us $100,000 of that purchase price, part or all of which may need to be refunded under certain circumstances.  The investment described in the Term Sheet has not been approved by the Bankruptcy Court, and a hearing is scheduled to be held on April 20, 2009 to obtain the requisite approval.  Assuming the Bankruptcy Court approves that Term Sheet, that transaction and the balance of our plan or reorganization will be submitted to our creditors and stockholders for approval.

In order to have sufficient funds to operate, in October 2008, we sold the HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”).  We had purchased HepatAssistTM in April 2004 for $450,000 but have not further developed that technology.  We agreed to sell HepatAssistTM to HepaLife for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of HepaLife common stock at an exercise price of $0.35 per share.  On April 1, 2009, we agreed to return the warrant to HepaLife, and HepaLife agreed to pay us the $200,000 deferred payment now.  A hearing to approve the repurchase by HepaLife of its warrant in consideration for accelerating the $200,000 payment is scheduled for April 20, 2009.

Our future operations, if any, will depend upon whether the Bankruptcy Court confirms the Plan or any other plan of reorganization under Chapter 11.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2008.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of Fiscal Year ended December 31, 2008 to Fiscal Year ended December 31, 2007.

Since we have been engaged in developing our product candidates and do not have any products available for sale, we did not generate any revenues from sales during fiscal year ended December 31, 2007 (“fiscal 2007”) or December 31, 2008 (“fiscal 2008”).

General and administrative expenses of $1,499,914 and $3,420,048 were incurred for the years ended December 31, 2008 and 2007, respectively.  For fiscal 2008, the expenses include $729,000 in fees incurred to outside consultants and professionals, $331,000 in non-cash option and warrant charges, $116,000 in payroll and payroll related costs, $104,000 in insurance costs, $56,000 in rent and other administrative expenses.  For fiscal 2007, the expenses include $976,000 in fees incurred to outside consultants and professionals, $788,000 in payroll and payroll related costs, $715,000 in non-cash option and warrant charges, $135,000 in investor relation costs, $180,000 in equity offering contingent charges and other administrative expenses.  Professional fees decreased in 2008 due to decreased patent and general legal costs of $167,000 from curtailed patent work and a decline in contract negotiating activity in 2008.  A $114,000 charge in fiscal 2008 related to costs incurred with a failed fund raising effort, while we incurred a charge of a $114,000 as a executive search recruitment fee related to our search for a new Chief Executive Officer in 2007.  The decrease in non-cash option and warrant charges reflect lower fair value option charge calculations which are impacted by a declining common stock market price in 2008 and a reduction in option grants in 2008.  The 2008 decrease in payroll and payroll related expenses reflect the vacant Chief Executive Officer position in 2008 and the termination of all administrative positions in August 2008.  An equity offerings contingency for $180,000 was accrued in the first quarter of 2007.

Research and development expenses of $1,212,824 and $2,299,632 were incurred for the years ended December 31, 2008 and 2007, respectively.  Research and development expenses for fiscal 2008 consisted primarily of $547,000 in payroll and payroll related expenses, $205,000 in SEPETTM development, manufacturing and clinical costs, $242,000 in consultant costs related to manufacturing, regulatory and product management, $50,000 in patent acquisition costs, and $12,000 in HepatAssist™ facility costs. Research and development expenses for fiscal 2007 consisted primarily of $635,000 in payroll and payroll related expenses, $299,000 in SEPETTM development, manufacturing and clinical costs, $701,000 in consultant costs related to manufacturing, regulatory and product management, $425,000 in patent acquisition costs, and $36,000 in HepatAssist™ facility costs.  Research and development costs decreased by $1,086,808 from fiscal 2007 to fiscal 2008 due to $375,000 in costs related to the Immunocept, LLC patent portfolio acquisition in March 2007, a decline in SEPETTM development costs of $94,000 in fiscal 2008, the development of which has been placed on hold until additional capital is secured, and a decline in consultant costs of $459,000 also related to the SEPETTM program’s suspension.  Payroll expenses declined in fiscal 2008 by $88,000 compared to fiscal 2007 due to the termination of all of our remaining employees in July 2008.

Interest income of $34,374 and $167,030 was earned for the years ended December 31, 2008 and 2007 respectively.  The decrease in interest income of $132,656 results from lower average cash balances maintained in 2008.

Our net loss decreased to $2,273,501 in fiscal 2008 from $5,552,650 in fiscal 2007.  The decrease in net loss is attributed to a decrease in operating expenses incurred in the fiscal 2008 period as compared to the same periods in fiscal 2007 as we suspended all of our operations and focused our efforts on obtaining financing or consummating a strategic transaction.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $370,686, current liabilities of $480,934, and long-term contract obligations of $150,000 related to patent acquisitions.  To date, we have funded our operations primarily from the sale of debt and equity securities, and to a lesser extent, the sale of our HepatAssistTM system and SBIR grants.

We do not have any bank credit lines.  We do not currently anticipate that we will derive any revenues from either product sales or from governmental research grants during the current fiscal year nor do we  anticipate that we will derive any revenue from either product sales or from governmental research grants in the foreseeable future. The cost of completing the development of our product candidates and of obtaining all required regulatory approvals to market our product candidates is substantially greater than the amount of funds we currently have available and substantially greater than the amount we could possibly receive under any governmental grant program.

On January 9, 2009 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Bankruptcy enabled us to continue to seek investors in our equity and bids for the purchase of our assets while working with our creditors.  Our Board of Directors determined that, in light of our limited cash position and the current economic conditions and financial markets, the best course of action was to obtain financing and/or sell our assets under bankruptcy protection.

Our operating expenses while in Bankruptcy have been funded from our remaining cash reserves.  In addition, we anticipate that we will receive $200,000 shortly after the Bankruptcy Court hearing that will be held on April 20, 2009 to approve the return to HepaLife of the warrant to purchase 750,000 shares of HepaLife common stock that we currently own.  If the Bankruptcy Court approves the HepaLife transaction, we will receive the $200,000 payment in April 2009.  In addition, we have also received a total of $100,000 in cash from Acquisition Partners, with an additional $100,000 to be received shortly as part of the $1,000,000 investment we will receive from Acquisition Partners under the Term Sheet, if the Term Sheet and the Plan are approved by the Bankruptcy Court.  The foregoing funds constitute our sole source of liquidity.  However, based on the estimated duration of our bankruptcy proceedings and on our scheduled expenses, we anticipate that we have sufficient funds to pay all of our post petition administrative costs and expenses.  The allowed General Unsecured Claim Holders will receive 90% of the principal amount of their Allowed Claim and any other obligations that we are required to satisfy in Bankruptcy Court.

If the Plan is approved and the $1,000,000 investment by Acquisition Partners is fully funded, we expect to emerge from Bankruptcy within the next few months with little or no liabilities, other than our obligations to Immunocept (and other contractors) under our licenses, and approximately $500,000 in cash.     The cash balances that we will have in place if the Bankruptcy Court approves our Plan and we emerge from bankruptcy will not be sufficient to complete the development of SEPETTM.  Accordingly, depending on whether we continue to develop SEPETTM and other research and development opportunities, we will have to raise additional proceeds to fund our operating and development expenses in the future.

A summary of our contractual cash obligations at December 31, 2008 is as follows:

Contractual Obligations	Total	2009	2010	2011	2012
License Agreement	$250,000	$100,000	$150,000	-	-
Total	$250,000	$100,000	$150,000	$-	$-

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

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

(d)  Limitations on the Effectiveness of Controls.  Our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our directors and executive officers as of March 31, 2009.  Directors are elected at each annual meeting and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.  Upon the confirmation of the Plan, all of the directors and executive officers listed below will resign, and new officers and directors will be appointed.  If the Plan of Reorganization is confirmed, the new officers and directors are expected to be the following persons who have been designated by Acquisition Partners:  Tom Fagan--Director, Chairman of the Board, CEO and President; Cara Fagan--Director, Secretary and Treasurer; John Desiderio--Director.  Accordingly, none of the following persons will be an officer or director of this company after the Bankruptcy.

Name	Age	Position
Shawn P. Cain	42	Interim President and Chief Executive Officer
Scott L. Hayashi	37	Interim Vice President Finance and Administration, Chief Financial Officer and Secretary
John M. Vierling, M.D., FACP (2)	63	Director, Chairman of the Board
Amy Factor	51	Director, Vice Chairman of the Board
Jack E. Stover (1)	56	Director
Thomas C. Seoh (1)(3)	51	Director
Thomas M. Tully (1)(2)(3)	63	Director
Dennis Kogod (2)(3)	49	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee.

Business Experience and Directorships

The following describes the backgrounds of our current executive officers and directors.

Shawn P. Cain.  Mr. Cain has been our Interim President and Chief Executive Officer since September 2007.  As an interim officer, Mr. Cain works for us on a limited part-time consulting basis.  He joined us as our Vice President of Operations in April 2005 and was previously employed by us as a part-time consultant from December 2003 to March 2005.  From June 2003 to March 2005, Mr. Cain was employed at Becton Dickinson’s Discovery Labware, Biologics Business, where he was responsible for the operation of two manufacturing facilities that produced over 900 biologics products.  From January 1997 through May 2003, Mr. Cain was the Vice President of Operations for Circe Biomedical, Inc., where he was instrumental in the early development of the bioartificial liver technology, including development our former HepatAssistTM product candidate.

Scott L. Hayashi. Mr. Hayashi has been our Interim Chief Financial Officer since March 2005.  As an interim officer, he works for us on a limited part-time consulting basis.  Mr. Hayashi joined us as our Chief Administrative Officer in February 2004, became our Secretary in July 2004 and was appointed as the Vice President of Administration in November 2004.  Prior to joining us, Mr. Hayashi was a Manager of Overseas Development for Cardinal Health, Inc. from July 2000 to April 2002.  Mr. Hayashi worked in finance, mergers and acquisitions for Northrop Grumman Corporation from March 1997 to July 2000 and Honeywell, Inc. from July 1994 to December 1996.

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

Jack E. Stover.   Mr. Stover has served as a director since November 2004.  Mr. Stover is a director of PDI, Inc. and was previously served as a director and CEO of Antares Pharma, Inc. (a public specialty pharmaceutical company) from July 2004 to October 2008. Prior thereto, for approximately two years Mr. Stover was Executive Vice President, Chief Financial Officer and Treasurer of SICOR, Inc., a Nasdaq traded injectable pharmaceutical company that was acquired by Teva Pharmaceutical Inc.  Prior to that, Mr. Stover was Executive Vice President and Director for Gynetics, Inc., a private women’s drug company, and the Senior Vice President, Chief Financial Officer, Chief Information Officer and Director for B. Braun Medical, Inc., a private global medical device and pharmaceutical company.  For over 16 years, Mr. Stover was an employee and then a partner with PricewaterhouseCoopers (then Coopers & Lybrand), working in their bioscience industry division.  Mr. Stover is also a CPA.

Thomas C. Seoh.  Mr. Seoh has served as a director since March 2005.  From February 2006 until July 2008, Mr. Seoh served as Chief Executive Officer of Faust Pharmaceuticals S.A., a clinical stage product company focused on drugs for neurological diseases and conditions.  From 2005 to 2006, Mr. Seoh was Managing Director of Beyond Complexity Ventures, LLC, engaged in life science start-up and business development consulting activities.  From 1995 to 2005, Mr. Seoh was Senior Vice President, Corporate and Commercial Development, and previously Vice President, General Counsel and Secretary, with NASDAQ-listed Guilford Pharmaceuticals Inc., engaged in research, development and commercialization of CNS, oncology and cardiovascular products.  Previous positions included Vice President and Associate General Counsel of ICN Pharmaceuticals, Inc., General Counsel and Secretary of Consolidated Press U.S., Inc. and corporate attorney in the New York City and London offices of Lord Day & Lord, Barrett Smith.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

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

A copy of our Code of Ethics will be furnished, without charge, to any person upon written request from any such person.  Requests should be sent to:  Secretary, Arbios Systems, Inc., 200 E. Del Mar Blvd., Suite 320, Pasadena, CA 91105.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2008 and 2007 of (i) all persons who served as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2008, (ii) our two other most highly compensated executive officers (whose total annual compensation during the fiscal year ended December 31, 2008 exceeded $100,000) who were not executive officers at December 31, 2008.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensa-tion(2)	Total
Shawn P. Cain(3)	2008	$95,583	$20,000	$19,956	$100,891	$236,430
Interim President and Chief Executive Officer	2007	$170,624	$10,000	$39,104	$4,818	$224,546
Jacek Rozga, M.D. Ph.D. (4)	2008	$103,334	-	$9,033	$34,333	$146,700
Former Chief Scientific Officer	2007	$155,000	-	$14,126	$23,177	$192,303
Scott L. Hayashi (5)	2008	$64,584	-	$17,211	$53,169	$134,964
Interim Vice President of Administration, Chief Financial Officer and Secretary	2007	$121,250	$10,000	$23,662	$3,506	$158,418
Susan Papalia (6)	2008	$87,833	-	$8,049	$32,861	$128,743
Former Vice President of Clinical Affairs	2007	$21,250	-	$1,725	$425	$23,400

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

(2)	Includes company matching contributions in the Arbios 401(k) Plan, severance payments, vacation payout and consulting fees.

(3)
In September 2007, Mr. Cain was appointed as this company’s Interim President and Chief Executive Officer.  In July 2008, Mr. Cain’s full-time employment was terminated and he was retained on a part-time consulting basis. Mr. Cain was paid a $20,000 cash bonus in October 2008 related to the sale of the HepatAssistTM product to HepaLife Technologies, Inc. In “Other Compensation” for 2008, Mr. Cain received a 401K matching contribution of $925, three months salary severance payment totaling $46,250, vacation payout of $7,471, extended health benefits of $6,245 and consulting fees of $40,000.

(4)
Dr. Rozga worked as a consultant from January 2007 to March 2007 and became a full-time employee in April 2007. In July 2008, Dr. Rozga’s full-time employment as the Chief Scientific Officer was terminated. In “Other Compensation” for 2007, Dr. Rozga earned $10,000 as a consultant and had $3,500 of company matching contributions in his 401K and had $9,677 of relocation allowance to move him from Los Angeles to Boston.  In “Other Compensation” for 2008, Dr. Rozga received severance of two months’ salary totaling $33,333 and company matching contributions in his 401K of $1,000.

(5)
In July 2008, Mr. Hayashi’s full-time employment was terminated, and he was thereafter retained on a part-time consulting basis.  In “Other Compensation” for 2008, Mr. Hayashi received company matching contributions in his 401K of $625, two months’ salary severance payment of $20,833, vacation payout of $7,211, and consulting fees of $24,500.

(6)
In November 2007, Ms. Papalia was hired as this company’s Vice President of Clinical Affairs.  In July 2008, the Company terminated Ms. Papalia’s full-time employment.  In “Other Compensation” for 2008, Ms. Papalia received company matching contributions of $850, two months’ salary severance payment of $28,333 and vacation payout of $3,678.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2008.  There were no exercises of options by the Named Executive Officers in fiscal year 2008.   This company did not issue any stock awards to any of the Named Executive Officers, and the Named Executive Officers do not hold any stock awards.  Under the Plan of Reorganization, all outstanding options will be cancelled upon the confirmation of the Plan of Reorganization.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price $	Option Expiration Date
Shawn P. Cain	30,000	70,000	100,000	(1)	$0.49	9/21/2014
	78,125	71,875	150,000	(2)	$0.82	5/10/2014
	48,125	21,875	70,000	(3)	$0.85	7/31/2013
	30,000	-	30,000	(4)	$1.65	3/31/2010
Scott L. Hayashi	5,000	65,000	70,000	(5)	$0.49	9/21/2014
	78,125	71,875	150,000	(6)	$0.82	5/10/2014
	27,500	12,500	40,000	(7)	$0.85	7/31/2013
	10,000	-	10,000	(8)	$1.85	3/24/2010
	12,000	-	12,000	(9)	$2.90	3/1/2010
	10,000	-	10,000	(10)	$2.25	2/9/2009

* Dr. Jacek Rozga and Susan Papalia are not included in the foregoing table because, as of December 31, 2008, neither of them owned any options or stock awards.  Dr. Rozga’s and Ms. Papalia’s options were all canceled in October 2008 because their employment was terminated in July 2008 and they did not exercise their options within 90 day exercise period following their termination provided to them in their option agreements.

(1)
The option to purchase 100,000 shares of common stock was granted on 09/21/2007 and vests based on achievement of performance based milestones during 2007 and 2008. 70,000 shares were canceled due to not achieving certain milestones

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

(5)
The option to purchase 70,000 shares of common stock was granted on 9/21/2007 and vests according to achievement of performance based milestones during 2007 and 2008.  65,000 shares were canceled due to not achieving certain milestone.

(6)	The options to purchase 150,000 shares of common stock were granted on 5/10/2007 and vest on a pro-rata monthly basis for a period of 48 months from the date of grant.

(7)	The option to purchase 40,000 shares of common stock was granted on 7/31/2006 and vests on a pro-rata monthly basis for a period of 48 months from the date of grant.

(8)	The option to purchase 10,000 shares of common stock was fully vested on 3/24/2006.

(9)	The option to purchase 12,000 shares of common stock was fully vested on 2/1/2006.

(10)	The option to purchase 10,000 shares of common stock was fully vested on 2/11/2005.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

On July 31, 2008, we terminated Mr. Cain as a full-time employee and President and Chief Executive Officer.  As part of his separation agreement, Mr. Cain received severance equivalent to three months salary ($46,250) and his unused vacation pay of $7,471.  On August 1, 2008, we entered into a part-time consulting arrangement whereby Mr. Cain agreed to act as our Interim Chief Executive Officer for 30 days for $5,000 per month, which offer was verbally extended on September 1, 2008.  On October 6, 2008, we entered into a formal Compensation Agreement with Mr. Cain pursuant to which he agreed to serve on a limited part-time consulting basis as the Interim President and Chief Executive Officer.  The Compensation Agreement is retroactively effective as of October 1, 2008.  Under the compensation agreement, Mr. Cain agreed to assist this company at least until December 31, 2008 in selling, licensing or otherwise financing our assets. In consideration for his services, we agreed to pay Mr. Cain (i) $10,000 per month plus payment of medical insurance, estimated to be approximately $1,500 per month, and (ii) an incentive cash bonus following the sale, license or financing of our SEPET assets, which incentive payment will be determined in the sole discretion of the Board after taking into account the timing, size and structure of the transaction.  In addition, under the compensation agreement, we paid Mr. Cain a cash bonus of $20,000 as compensation for his services in connection with the sale of the HepatAssist assets to HepaLife Technologies, Inc.  Mr. Cain’s consultancy was verbally extended on January 1, 2009 on a month to month basis whereby he is entitled to receive the $10,000 per month retainer and continuation of health benefits.

On July 31, 2008, we terminated the full-time employment of Jacek Rozga, M.D., Ph.D., our Chief Scientific Officer.  As part of his separation agreement, Dr. Rozga received severance equivalent to two months salary of $33,333.

On July 31, 2008, we terminated the full-time employment of Susan Papalia, R.N., our Vice President of Clinical Affairs.  As part of her separation agreement, Ms. Papalia received severance equivalent to two months salary of $28,333 and vacation payout of $3,678.

On July 31, 2008, we terminated the full-time employment of Scott Hayashi, our Vice President of Finance and Administration and Chief Financial Officer.  As part of his separation agreement, Mr. Hayashi received severance equivalent to two months salary of $20,833 and vacation payout of $7,211. On August 1, 2008, we entered into a part-time consulting arrangement with Mr. Hayashi pursuant to which he agreed to act as our Interim CFO for 30 days for $5,000 per month, which offer was verbally extended on September 1, 2008.  On November 10, 2008, we entered into a formal compensation agreement with Scott Hayashi to act as our Interim Chief Financial Officer.  The compensation agreement is retroactively effective as of October 1, 2008.  Under the compensation agreement, Mr. Hayashi has agreed to continue to provide services to the company as a part-time consultant for a period of three months at a rate of $6,500 per month.  Mr. Hayashi is also eligible for an incentive payment following the sale, license, or financing of our SEPET assets, the exact amount to be determined in the sole discretion of the Board after taking into account the timing, size and structure of the transaction.  Although the consulting agreement expired on December 31, 2008, Mr. Hayashi’s agreement was verbally extended on January 1, 2009 on a month to month basis whereby he is entitled to receive a monthly retainer of $4,500.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2008 for their services rendered as directors. We do not have a Non-Equity Incentive Plan Compensation or pay our directors any nonqualified deferred compensation.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
John M.Vierling, M.D., FACP(3)	-	$16,859	$7,871	-	$24,731
Jack E. Stover(4)	-	$16,859	$7,871	-	$24,731
Thomas C. Seoh(5)	-	$9.078	$7,871	-	$16,950
Thomas M. Tully(6)	-	$9,078	$7,871	-	$16,950
Dennis Kogod(7)	-	$3,891	$7,871	-	$11,762
Amy Factor(8)	$80,000	$24,500	$7,871	-	$112,371

1.
Represents the compensation expense incurred by us in 2008 in connection with awards of restricted stock to the director, calculated in accordance with SFAS 123R, disregarding the estimate of forfeitures for service-based vesting conditions, and thus includes amounts from awards in and prior to 2008.  See our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the restricted stock awards.  Our directors will not realize the value of these awards in cash until these awards are fully vested and the shares are subsequently sold.

2.
Represents the compensation expense incurred by us in 2008 in connection with option grants to the director, calculated in accordance with SFAS 123R, disregarding the estimate of forfeitures for service-based vesting conditions, and thus includes amounts from awards in and prior to 2008.  See our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the option awards. Amounts include aggregate charge to financial statements.  Our directors will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold.  All options awarded to Directors in 2008 remained outstanding at fiscal year-end.

3.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 67,188 shares of restricted stock, all of which are vested, and options for the purchase of 215,957 shares of common stock, all of which are vested, issued to John M. Vierling, M.D., FACP. During 2008, Dr. Vierling received options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.

4.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 67,188 shares of restricted stock, all of which are vested, and options for the purchase of 129,957 shares of common stock, all of which are vested, issued to Jack E. Stover.  During 2008, Mr. Stover received options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.

5.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 36,719 shares of restricted stock, all of which are vested, and options for the purchase of 120,356 shares of common stock, all of which are vested, issued to Thomas C. Seoh. During 2008, Mr. Seoh received options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.

6.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 36,719 shares of restricted stock, all of which are vested, and options for the purchase of 133,613 shares of common stock, all of which are vested, issued to Thomas M. Tully.  During 2008, Mr. Tully received options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.

7.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 31,650 shares of restricted stock, all of which are vested, and options for the purchase of 102,794 shares of common stock, all of which are vested, issued to Dennis Kogod.  During 2008, Mr. Kogod received options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.

8.
As of December 31, 2008, the last day of our fiscal year, there are outstanding 169,118 shares of restricted stock, 144,118 of which are vested, options for the purchase of 527,500 shares of common stock, all of which are vested, issued to Amy Factor, and warrants to purchase 300,000 shares of common stock.  In October 2008, 100,000 warrant shares were canceled due to the expiration of the extended term.  During 2008, Ms. Factor received (1) cash compensation of $80,000 and (2) a restricted stock grant of 25,000 shares of common stock with a grant date fair value of $16,000 for services rendered as a director and Vice Chairman of the Company, and (3) options to purchase 15,000 shares of common stock with a grant date fair value of $7,871.  In June 2008, the restricted stock grant of 25,000 shares of common stock was canceled due to not meeting the prescribed milestone.

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

Compensation in 2008

During the fiscal year ended December 31, 2008, each of our directors was granted an annual grant of stock options to purchase 15,000 shares of common stock at an exercise price of $0.69 per share.  All director options were granted at the market price on the date of grant and have a term of seven years and vest on a monthly basis for a period of one year from the date of grant.  In January 2008, a director received a restricted stock grant of 25,000 shares of common stock and cash compensation of $80,000 for additional consulting services rendered to the Company.  The restricted stock grant was canceled in June 2008 due to not meeting the prescribed milestone.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers, (c) by each of our directors and (d) by all of our current executive officers and directors as a group.  As of March 31, 2009 there were 24,356,247 shares of our common stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.  Except as otherwise indicated, the address of each stockholder is c/o Arbios Systems, Inc. at 200 E. Del Mar Blvd., Suite 320, Pasadena, CA 91105.

If the Plan is confirmed, all of the outstanding shares of our common stock, and all of the options and warrants will be canceled.  Under the Plan, each current stockholder will receive one share of new common stock for each ten (10) shares that such stockholder currently owns (effectively, a 1-for-10 reverse stock split).  As a result of the recapitalization to be effected under the Plan, the security ownership of the persons listed below will be substantially changed and reduced as follows:  (i) All of the issued shares will be reduced by the 1-for-10 share cancellation and issuance; and (ii) all options and warrants owned by the below security holders will be canceled.  Therefore, while the total number of shares outstanding after the Bankruptcy will remain the same, the number of shares beneficially owned, and the percentage of each of the security holders listed below will be substantially less after the Bankruptcy.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Class
Jacek Rozga, M.D., Ph.D.	2,050,000	(2)	8.4%
Achilles A. Demetriou, M.D., Ph.D and Kristin P. Demetriou	2,500,000	(3)	10.3%
John M. Vierling, M.D., FACP	283,145	(4)	1.2%
Amy Factor	986,618	(5)	3.9%
Jack E. Stover	198,145	(6)	*
Thomas C. Seoh	157,075	(7)	*
Dennis Kogod	144,444	(8)	*
Thomas Tully	170,332	(9)	*
Scott L. Hayashi	154,855	(10)	*
Shawn Cain	186,250	(11)	*
LibertyView Funds, LP 111 River Street – Suite 1000 Hoboken, NJ 07030-5776	1,851,488	(12)	7.4%
LibertyView Special Opportunities Fund, LP 111 River Street – Suite 1000 Hoboken, NJ 07030-5776	2,331,008	(13)	9.2%
Neuberger Berman LLC 111 River Street – Suite 1000 Hoboken, NJ 07030-5776	4,842,428	(14)	18.5%
Dolphin Offshore Partners, LP 129 East 17th Street New York, New York 10003	2,000,000	(15)	7.9%
All current executive officers and directors as a group (8 persons)	2,280,864	(16)	9.0%

*	Less than 1%.

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

(2)	Consists of (i) 2,050,000 shares of common stock owned by Jacek Rozga and Joanna Rozga JTTEN.

(3)
Consists of 2,500,000 shares of common stock owned by the A & K Demetriou Family Trust, of which Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou each are co-trustees with the right to vote or dispose of the trust’s shares.

(4)	Consists of (i) 67,188 shares of common stock and (ii) currently exercisable options to purchase 215,957 shares of common stock.

(5)
Consists of (i) currently exercisable options to purchase 527,500 shares of common stock, (ii) warrants to purchase 200,000 shares exercisable by AFO Advisors, LLC (iii) 5,000 shares owned by the Jay H. Oyer and Amy Factor Foundation, (iv) 5,000 shares owned by the Melissa H. Oyer Trust, (v) 5,000 shares owned by the Zachary D. Oyer Trust, (vi) 100,000 shares owned by AFO Capital Advisors, LLC (vii) 100,000 shares of restricted common stock owned by AFO Advisors LLC, and (viii) 44,118 shares of common stock.  Amy Factor is the owner and President of AFO Capital Advisors, LLC and AFO Advisors, LLC.  She is also the trustee of The Jay H. Oyer and Amy Factor Family Foundation, The Melissa H. Oyer Trust, and The Zachary D. Oyer Trust and has voting and investment control of the securities of these entities.

(6)	Consists of (i) 68,188 shares of common stock and (ii) currently exercisable options to purchase 129,957 shares of common stock.

(7)	Consists of (i) 36,719 shares of common stock and (ii) currently exercisable options to purchase 120,356 shares of common stock.

(8)	Consists of (i) 41,650 shares of common stock and (ii) currently exercisable options to purchase 102,794 shares of common stock.

(9)	Consists of (i) 36,719 shares of common stock and (ii) currently exercisable options to purchase 133,613 shares of common stock.

(10)
Consists of (i) 4,615 shares of common stock owned by Hannah Hayashi, Scott Hayashi’s wife, (ii) 3,000 shares of common stock owned by Scott Hayashi, (iii) currently exercisable options held by Scott Hayashi to purchase 142,625 shares of common stock and (iv) warrants to purchase 4,615 shares of common registered in the name of Hannah Hayashi.

(11)	Consists of currently exercisable options to purchase 186,250 shares of common stock.

(12)
Consists of (i) 1,185,243 shares of common stock and (ii) currently exercisable warrants to purchase 666,245 shares of common stock.  LibertyView Funds, LP, LibertyView Special Opportunities Fund, LP and Trust D for a Portion of the Assets of the Kodak Retirement Income Plan have a common investment advisor, Neuberger Berman, LLC, that has voting and dispositive power over the shares held by them, which is exercised by Richard A. Meckler. Since these stockholders have hired a common investment advisor, these entities are likely to vote together. Additionally, there may be common investors within the different accounts managed by the same investment advisor. The General Partner of LibertyView Special Opportunities Fund, LP and LibertyView Funds, LP is Neuberger Berman Asset Management, LLC, which is affiliated with Neuberger Berman, LLC, a registered broker-dealer. LibertyView Capital Management, a division of Neuberger Berman, LLC, is affiliated with the General Partner of the LibertyView Health Sciences Fund, LP. The shares were purchased for investment in the ordinary course of business and at the time of purchase, there were no agreements or understandings, directly or indirectly, with any person to distribute the shares. Trust D for a Portion of the Assets of the Kodak Retirement Income Plan is not in any way affiliated with a broker-dealer.

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

(15)	Includes warrants to purchase 1,000,000 shares of common stock.

(16)	Consists of the shares of common stock and options set forth in footnotes 4 through 11.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2008, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.  All of the options and warrants listed below will be cancelled if the Plan is confirmed by the Bankruptcy Court.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,502,495		$1.62	2,497,505
Equity compensation plans not approved by security holders	700,000	(2)	$1.77	-0-
Total	3,202,495	(3)	$1.66	2,497,505

(1)           These plans consist of our 2001 Stock Option Plan and 2005 Stock Incentive Plan.

(2)           Represents warrants to purchase shares of our common stock issued to our consultants.

(3)           Includes restricted stock grants totaling 421,818 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amy Factor, one of our directors, is the President of AFO Advisors LLC.  Ms. Factor provides us with  investor relations, strategic, and management services as a consultant and in her current role as a director and Vice Chairman of the Board.  We paid AFO Advisors LLC a total of $80,000 in 2008 as and granted restricted stock to purchase 25,000 shares of common stock.  The grant of restricted stock was conditioned upon meeting certain milestones.  The restricted shares were later canceled when the prescribed milestones were not met.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees we paid Stonefield Josephson, Inc. during the fiscal year ended December 31, 2008 and 2007 for professional services for the audit of our financial statements and the review of financial statements included in our Quarterly Reports on Forms 10-Q and our other SEC filings were $80,716 and $99,106, respectively.

Audit-Related Fees

Stonefield Josephson, Inc. did not provide, did not bill and was not paid any fees for, audit-related services in the fiscal years ended December 31, 2008 and 2007.

Tax Fees

Stonefield Josephson, Inc. did not provide, did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

Stonefield Josephson, Inc. did not provide, did not bill and was not paid any fees for, any other services in the fiscal years ended December 31, 2008 and 2007.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  The Audit Committee pre-approved all services performed by Stonefield Josephson, Inc. during 2008 and 2007.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, by and among Historical Autographs U.S.A., Inc., Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy K. Swank and Raymond J. Kuh (1)

2.2+
Debtor In Possession’s Application For An Order Conditionally Approving The Plan As The Disclosure Statement, filed by Arbios Systems, Inc. on April 3, 2009 in the United States Bankruptcy Court For The District Of Delaware pursuant to the provisions of Chapter 11 of the Bankruptcy Code

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

10.10
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga(18)

10.11*	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain (7)

10.12*	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi (7)

10.13*	2005 Stock Incentive Plan (6)

10.14*	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (6)

10.15	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (8) (12)

10.16	Purchase Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors set forth on the signature pages affixed thereto (9).

10.17	Registration Rights Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors named herein (9).

10.18	Form of Warrant A to Purchase Common Stock dated April 23, 2007 (9)

10.19	Form of Warrant B to Purchase Common Stock dated April 23, 2007 (9)

10.20	Offer Letter of Dr. Jacek Rozga dated April 26, 2007 (10)

10.21	Certificate of Amendment of Certificate of Incorporation of Arbios Systems, Inc. dated July 13, 2007 (11)

10.22	Supply Agreement by and between Membrana GmbH and Arbios Systems, Inc. dated September 14, 2007 (11)

10.23	Lease Agreement by and between Cummings Properties, LLC and Arbios Systems, Inc. dated September 15, 2007 (11)

10.24	Consulting Agreement by and between David Zeffren and Arbios Systems, Inc. dated November 8, 2007 (11)

10.25	Separation Agreement by and between Walter C. Ogier and Arbios Systems, Inc. dated November 13, 2007 (11)

10.26	Manufacturing & Supply Agreement by and between NxStage Medical, Inc. and Arbios Systems, Inc. dated October 19, 2007 (12)(18).

10.27*	Consulting Agreement, dated August 1, 2008, between the Company and Shawn P. Cain (15)

10.28*	Consulting Agreement, dated August 1, 2008, between the Company and Scott Hayashi (15)

10.29	Asset Purchase Agreement, dated October 3, 2008, between Arbios Systems, Inc, and HepaLife Technologies, Inc. (16)

10.30*	Compensation Agreement between Arbios Systems, Inc. and Shawn Cain (16)

10.31*	Compensation Agreement between Scott Hayashi and Arbios Systems, Inc., dated November 10, 2008 (17)

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Filed herewith.

*	Denotes a management contract or compensatory plan or arrangement.

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

(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(12)	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2008.

(17)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008, which exhibit is hereby incorporated herein by reference.

(18)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, which exhibit is hereby incorporated herein by reference.

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

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm Report	F-1
Balance Sheet - As of December 31, 2008 and 2007	F-2
Statement of Operations - For the Years Ended December 31, 2008, 2007
and Period From August 23, 2000 (Inception) to December 31, 2008	F-3
Statement of Cash Flows - For the Years Ended December 31, 2008, 2007
and Period From August 23, 2000 (Inception) to December 31, 2008	F-4
Statements of Change in Stockholders’ Equity - For the Years Ended
December 31, 2008, 2007 and Period From August 23, 2000 (Inception) to December 31, 2008	F-5
Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Arbios Systems, Inc.
Pasadena, California

We have audited the accompanying balance sheets of Arbios Systems, Inc. (a development stage enterprise) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008 and 2007 and the period from August 23, 2000 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbios Systems, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and 2007 and the period from August 23, 2000 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations including a net loss of $2,273,501 for the year ended December 31, 2008 and has an accumulated deficit of $21,588,473 as of December 31, 2008, and has been dependent solely on obtaining outside equity to finance operations.   On January 9, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).   All of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
April 15, 2009

ARBIOS SYSTEMS, INC.
(A development stage company)
BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$370,686	$2,735,944
Prepaid expenses	21,506	37,546
Total current assets	392,192	2,773,490

Receivable	200,000	-
Net property and equipment	6,177	45,450
Investment	86,209	-
Patent rights, net of accumulated amortization of $0 and $134,374, respectively	-	132,293
Other assets	750	86,993

Total assets	$685,328	$3,038,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$194,046	$434,727
Accrued expenses	286,888	483,617
Total current liabilities	480,934	918,344

Long term contract obligations	150,000	250,000
Total liabilities	630,934	1,168,344

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 and 60,000,000 shares authorized; 25,792,747
and 25,578,461 shares issued and outstanding at December 31, 2008 and 2007, respectively	25,792	25,578
Additional paid-in capital	21,617,075	21,159,276
Deficit accumulated during the development stage	(21,588,473)	(19,314,972)
Total stockholders' equity	54,394	1,869,882

Total liabilities and stockholders' equity	$685,328	$3,038,226

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the years ended December 31,		Inception to December 31,
	2008	2007	2008
Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	1,499,914	3,420,048	13,242,051
Research and development	1,212,824	2,299,632	9,325,632
Total operating expenses	2,712,738	5,719,680	22,567,683

Loss before other income (expense)	(2,712,738)	(5,719,680)	(22,246,717)

Other income (expense):
Interest income	34,374	167,030	497,519
Gain on Sale of HepatAssist program (net)	404,863	-	404,863
Interest expense	-	-	(244,138)
Total other income	439,237	167,030	658,244

Net loss	$(2,273,501)	$(5,552,650)	$(21,588,473)

Net loss per share:
Basic and diluted	$(0.09)	$(0.24)

Weighted-average shares:
Basic and diluted	25,733,432	22,918,181

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31,		Inception to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,273,501)	$(5,552,650)	$(21,588,473)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	33,773	50,045	336,037
Patent rights impairment	-	-	91,694
Issuance of common stock, options and warrants for compensation	458,013	813,513	4,071,460
Issuance of warrants for patent acquistion	-	74,570	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	2,271	2,766	5,037
Gain on sale of HepatAssist program	(404,863)	-	(404,863)
Changes in operating assets and liabilities:
Prepaid expenses	16,040	109,617	(21,508)
Other assets	86,243	(24,166)	(750)
Accounts payable	(240,681)	124,565	194,046
Accrued expenses	(196,729)	351,544	193,386
Other liabilities	-	-	64,695
Contractual obligation	(100,000)	250,000	150,000
Net cash used in operating activities	(2,619,434)	(3,800,196)	(16,215,920)

Cash flows from investing activities:
Additions of property and equipment	-	(4,671)	(149,467)
Proceeds from sale of fixed assets	4,176	-	4,176
Proceeds from sale of HepatAssist program	250,000	-	250,000
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash provided from (used in) investing activities	254,175	(4,671)	104,708

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	2,700	67,900
Net proceeds from issuance of common stock and warrants	-	4,483,831	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	4,486,531	16,481,897
Net (decrease) increase in cash	(2,365,258)	681,664	370,686

Cash at beginning of period	2,735,944	2,054,280	-

Cash at end of period	$370,686	$2,735,944	$370,686

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder’s fees	$-	$-	$47,500
HepaLife warrant and receivable	$286,209	$-	$286,209

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS,  INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Balance, August 23, 2000 (inception) restated for effect of reverse merger with Historical Autographs U.S.A. Inc.	-	$-	-	$-	$-	$-	$-	$-

Stock issuance
in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31,
2000, as restated	-	-	5,000,000	50	4,950	-	(9,454)	(4,454)

Issuance of junior preferred stock for cash of $250,000 and in exchange for $400,000 in patent rights, research and development costs, and employee loanout costs less issuance expenses of $11,268, June 29, 2001	681,818	7			958,278	(343,553)		614,732

Issuance of common stock in exchange for patent rights and deferred research and development costs			362,669	4	547,284			547,288

Services receivable						(550,000)		(550,000)

Deferred employee loan-out costs receivable earned						82,888		82,888

Net loss							(237,574)	(237,574)

Balance, December 31, 2001	681,818	7	5,362,669	54	1,510,512	(810,665)	(247,028)	452,880

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS,  INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Amendment of December 31, 2001 agreement for the issuance of common stock agreement in exchange for research and development services					(495,599)	550,000		54,401

Deferred employee loan out costs receivable earned						171,776		171,776

Issuance of common stock for compensation			70,000	1	10,499			10,500

Issuance of common stock for cash			999,111	9	149,857			149,866

Net loss							(494,780)	(494,780)

Balance, December 31, 2002	681,818	7	6,431,780	64	1,175,269	(88,889)	(741,808)	344,643

Issuance of common stock for cash less issuance expense of $2,956			417,000	417	246,827			247,244

Issuance of common stock in private placement for cash less issuance expense of $519,230			4,000,000	4,000	3,476,770			3,480,770

Issuance of common stock for convertible debenture less issuance expense of $49,500			400,000	400	350,100			350,500

Shares issued in connection with acquisition of Historical Autographs U.S.A., Inc. on October 30, 2003			1,220,000	8,263	(8,263)			-

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS,  INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Value of warrants and beneficial conversion feature of bridge loan					244,795			244,795

Deferred employee loan-out costs receivable earned						88,889		88,889

Preferred Stock converted
to Common Stock	(681,818)	(7)	681,818	7

Net loss							(885,693)	(885,693)

Balance, December 31, 2003	-	-	13,150,598	13,151	5,485,498	-	(1,627,501)	3,871,148

Issuance of common stock options
and warrants for compensation					972,430			972,430

Exercise of common stock options			18,000	18	2,682			2,700

Issuance of securities for payable			47,499	47	47,451			47,498

Net loss							(3,327,827)	(3,327,827)

Balance, December 31, 2004	-	-	13,216,097	13,216	6,508,061	-	(4,955,328)	1,565,949

Issuance of common stock in private
placement for cash less issuance
expense of $384,312			2,991,812	2,992	6,224,601			6,227,593

Issuance of common stock options
and warrants for compensation					557,080			557,080

Exercise of common stock options			25,000	25	62,475			62,500

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS,  INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Net loss							(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	16,233	13,352,217	-	(8,779,231)	4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760			1,254,987

Issuance of common stock options
and warrants for compensation					703,839			703,839

Stock warrant term extension			-		482,964			482,964

Warrant liability					(1,284,841)			(1,284,841)

Net loss							(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	17,460	14,507,939	-	(13,241,135)	1,284,264

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

ARBIOS SYSTEMS,  INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	(19,314,972)	1,869,882

Stock option based compensation expense					114,824			114,824

Stock warrant term extension					175,256			175,256

Restricted stock based compensation expense					107,933			107,933

Issuance of common stock for compensation			214,286	214	59,786			60,000

Net loss							(2,273,501)	(2,273,501)

Balance, December 31, 2008	-	-	25,792,747	$25,792	$21,617,075	-	$(21,588,473)	$54,394

The accompanying notes are an integral part of these financial statements.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies:

General:

Arbios Systems, Inc., a Delaware corporation (the “Company”), seeks to develop, manufacture and market liver assist devices to meet the urgent need for therapy of liver failure.

The Company has a lead product under development, the SEPET™ Liver Assist Device, which is a blood purification therapy device for patients with liver failure.  The Company had a second product candidate, the HepatAssist™ Cell-Based Liver Support System, which is a bioartificial liver.  The Company entered into an Asset Purchase Agreement with HepaLife Technologies, Inc on October 3, 2008 and subsequently sold the HepatAssist™ Cell-Based Liver Support System.

On October 30, 2003, Historical Autographs U.S.A., Inc. and Arbios Technologies, Inc. (“ATI”) consummated a reverse merger, in which ATI became the wholly owned subsidiary of Historical Autographs U.S.A., Inc.  Concurrently with the merger, Historical Autographs U.S.A., Inc. changed its name to Arbios Systems, Inc. and is herein referred to as “Arbios Systems”. The stockholders of ATI transferred ownership of one hundred percent of all the issued and outstanding shares of their capital stock of ATI in exchange for 11,930,598 newly issued shares, or approximately 90%, of the common stock, $.001 par value, of Arbios Systems.  At that time, the former management of Arbios Systems resigned and was replaced by the same persons who served as officers and directors of ATI. Inasmuch as the former owners of ATI controlled the combined entity after the merger, the combination was accounted for as a purchase by ATI as acquirer, for accounting purposes in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141, “Business Combinations” using reverse merger accounting, and no adjustments to the carrying values of the assets or liabilities of the acquired entity were required.  Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of Arbios Systems is included in the statements of the Company from the date of acquisition.

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

Development Stage Enterprise:

The Company is a development stage enterprise as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company is devoting substantially all of its present efforts to establish a new business.  Its planned principal commercial operations have not yet commenced. Research and development, which were initiated in 2000, including conducting of human clinical trials, has been suspended due to the financial condition of the Company and its lack of adequate cash reserves.  All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Liquidity and Going Concern:

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company on a going concern basis, and which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $2,273,501 for the year ended December 31, 2008 and an accumulated deficit of $21,588,473 at December 31, 2008.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.

October 3, 2008, the Company executed an Asset Purchase Agreement with HepaLife and concurrently therewith consummated the transactions contemplated thereby. Pursuant to the Asset Purchase Agreement, the Company sold to HepaLife its HepatAssist™ cell-based liver support system that the Company acquired in 2004 from Circe Biomedical, Inc. The Company had previously suspended its development of the HepatAssist technology pending its receipt of additional funding for this program from a corporate marketing partner or a significant capital raise. The HepatAssist assets sold to HepaLife include 12 patents and patent licenses, miscellaneous equipment, an FDA IND application including orphan drug and fast track designation, Phase I and Phase II/III clinical protocols and clinical data, as well as standard operating procedures for manufacturing and quality control.

The purchase price received by the Company for the HepatAssist assets that it sold consisted of (i) $450,000, of which $250,000 was paid in cash at the closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share for a period of five years valued at $86,209 (the “Warrant”), and (iii) the assumption by HepaLife of the Company’s obligations under certain agreements related to the HepatAssist licenses and related agreements. The deferred $200,000 payment is due and payable on the earlier of (i) the date on which HepaLife has consummated one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date. HepaLife has granted the Company piggy-back and certain other registration rights to register for public resale the shares issuable upon the exercise of the Warrant. HepaLife is a publicly traded company whose common stock is traded on the OTC Bulletin Board under the symbol “HPLF.”

On April 1, 2009, HepaLife and the Company entered into an agreement to pay the  Company the $200,000 deferred payment now, in return for the cancellation of the 750,000 warrant shares to purchase HepaLife common stock that was part of the consideration in our sale of HepatAssistTM  to HepaLife.  This proposed transaction is scheduled for a hearing on April 20, 2009 before the Bankruptcy Court, which must approve any such transaction.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Liquidity and Going Concern:

On January 9, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

The Company’s Chapter 11 case is administered by the Bankruptcy Court as Case No. 09-10082.  In the bankruptcy proceedings, the Company intends to continue to seek bids for the sale of its technology and other assets while working with its creditors.

On March 9, 2009, Arbios Systems, Inc. entered into a term sheet with Arbios Acquisition Partners, LLC (“Acquisition Partners”), a privately held, limited liability company formed for the purpose of effecting the transaction contemplated by the Term Sheet.  On March 16, 2009, the initial $100,000 deposit was received. Pursuant to the term sheet, the Company agreed to enter into a transaction pursuant to a plan of reorganization that is subject to the approval of the Bankruptcy Court and all of the Company’s relevant classes,  whereby  the Company  will (i) cancel all of its currently existing equity (including, but not limited to, any and all outstanding common and preferred shares of stock, warrants, and options), and (ii) issue new shares of its common stock to Acquisition Partners representing 90% of the newly issued shares of the Company in exchange for a $1,000,000 cash payment.  The existing shareholders of the Company would receive the remaining 10% of the newly issued shares of the Company.

The $1,000,000 cash purchase price to be paid by Acquisition Partners for 90% of the Company’s shares of common stock is required to be paid as follows: 1) $100,000 was paid to the Company concurrently with the execution and delivery of the term sheet,  2) $100,000 is due upon the later of (i) April 8, 2009 or (ii) the filing of the Plan and the disclosure statement, and 3) $800,000 is due within 10 days following the confirmation of the Plan.

If Acquisition Partners has not provided the Remaining Funds by the Funding Date, the Company will retain both the Initial Deposit and the Subsequent Deposit, and can then either adjourn the Funding Date, withdraw the Plan, terminate the Plan, and/or enter into an alternative transaction or proceeding.  If the Plan has not been confirmed by June 15, 2009, Acquisition Partners will be entitled to a return of (i) the Initial Deposit, and (ii) the Subsequent Deposit minus costs and expenses, (including, without limitation, administrative expenses) incurred by the Company in pursuing the Plan.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Liquidity and Going Concern:

Acquisition Partners will be entitled to a break up fee of 3% of the funds deposited by Acquisition Partners if the Company elects to enter into an alternative transaction, including, but not limited to, signing a letter of intent or term sheet with a third party, for some or all of its assets prior to confirmation of the Plan (the “Company Withdrawal Option”), provided that the Debtor Withdrawal Option is not caused by Acquisition Partner’s inability to provide funding by the Funding Date.  In addition, if the Company exercises the Debtor Withdrawal Option, Acquisition Partners would also be entitled to a return of the funded portion of the deposit.  The Company is dependent upon approval of the Plan of Reorganization in order to complete the transaction with Acquisition Partners.

The Company intends to continue to comply with all of its regulatory filings with the Securities and Exchange Commission and expects that its shares of common stock will continue to be listed on the OTC Bulletin Board.  After the completion of the transaction contemplated by the Term Sheet, the Company is expected to emerge from bankruptcy as a publicly traded company that has no liabilities (other than ordinary operating expenses), has a new capital structure (Acquisition Partners will own 90% of the common stock, the public stockholders will own a pro rata share of the 10%, and all options and warrants will be cancelled), and has some operating capital (the amount of the $1,000,000 purchase price that is not used to settle existing liabilities and pay for administrative expenses). The Term Sheet provides that the confirmation of the Plan should occur on or before May 15, 2009.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2008 and 2007, the Company has no items that represent comprehensive income and therefore, the Company has not included a schedule of comprehensive income in the financial statements.

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

The patents were sold on October 3, 2008 to HepaLife in conjunction with the sale of the HepatAssist program and related assets to HepaLife Technologies, Inc. (see note 2).

Investments:

The investment consists of a Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share for a period of five years commencing October 3, 2008.  and is classified as available-for-sale.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Fair Value of Financial Instruments:

The Company’s financial instruments include cash, short-term investments, investments, accounts payable, accrued expenses, and warrant liability, some of which have carrying amounts which approximate fair value due to their short maturities.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Income Taxes:

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements and did not record any unrecognized tax benefits.  As a result, the adoption of
FIN 48 did not have a material impact on the Company’s results of operation and financial position as of December 31, 2008.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  Federal income tax returns of the Company are subject to IRS examination for the 2005 through 2007 tax years.  State income tax returns are subject to examination for a period of three to four years after filing.

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

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.  The total fair value of shares vested and unvested during year ended December 31, 2008 was $137,966, of which all are attributed to employee options.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Stock-Based Compensation:

	For the Year Ended December 31 ,
	2008	2007
Weighted average of fair value at date of grant for options granted during the period	$0.39	$0.55
Risk-free interest rates	2.30% - 2.98%	3.67% - 4.88%
Expected option life in years	7	7
Expected stock price volatility	.84 – 1.00	.79 - .85
Expected dividend yield	0%	0%

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

Net Loss Per Common Share:

The Company utilizes SFAS No. 128, “Earnings per Share.”  Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  For the years ended December 31, 2008 and 2007, potential common shares aggregating 14,764,333 and 20,469,000, respectively, were excluded in computing the per share amounts because they are anti-dilutive.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements:

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1)          Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements:

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

(2)          Sale of HepatAssist Program:

On October 3, 2008, the Company executed an Asset Purchase Agreement with HepaLife and concurrently therewith consummated the transactions contemplated thereby. Pursuant to the Asset Purchase Agreement, the Company sold to HepaLife its HepatAssist™ cell-based liver support system that the Company acquired in 2004 from Circe Biomedical, Inc. The Company had previously suspended its development of the HepatAssist technology pending its receipt of additional funding for this program from a corporate marketing partner or a significant capital raise. The HepatAssist assets sold to HepaLife included 12 patents and patent licenses, miscellaneous equipment, an FDA IND application including orphan drug and fast track designation, Phase I and Phase II/III clinical protocols and clinical data, as well as standard operating procedures for manufacturing and quality control.

The purchase price received by the Company for the HepatAssist assets that it sold consisted of (i) $450,000, of which $250,000 was paid in cash at the closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share for a period of five years valued at $86,209 (the “Warrant”), and (iii) the assumption by HepaLife of the Company’s obligations, if any, under certain agreements related to the HepatAssist licenses and related agreements. The deferred $200,000 payment is due and payable on the earlier of (i) the date on which HepaLife has consummated one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date. HepaLife has granted the Company piggy-back and certain other registration rights to register for public resale the shares issuable upon the exercise of the Warrant. HepaLife is a publicly traded company whose common stock is traded on the OTC Bulletin Board under the symbol “HPLF.”

Capitalized patents with an amortized value of $116,933 and equipment with a depreciated book value of $14,413 were transferred on October 3, 2008 to HepaLife Technologies, Inc. in conjunction with the sale of the HepatAssist program and its related assets.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(2)          Sale of HepatAssist Program (continued):

The Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock was initially valued utilizing the Black Scholes model with the following assumptions:  5 year expected life, 2.73% risk free rate, .96 volatility and 0.0% dividend rate.

(3)          Cumulative Effect of a Change in Accounting Principle:

In accordance with SFAS No. 154: “Accounting Changes and Error Corrections,” (“FASB 154”) the Company recorded a change in accounting principal related to FASB’s Emerging Issues Task Force Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” (“EITF 00-19-2”). EITF 00-19-2 was issued December 21, 2006 and is effective for fiscal periods beginning after December 15, 2006, and requires the registration rights agreement and any registration rights payments to be considered separately from the financial instruments. In accordance with EITF 00-19-2, the Company reversed the classification of the warrant liability associated with the warrants issued in the 2005 and 2006 financings from debt to equity during the period ended March 31, 2007. The warrants and registration rights agreement were previously accounted for as a single instrument, and without the consideration of the registration rights payments the warrants are properly classified as equity in accordance with EITF 00-19. The Company reviewed the instruments entered into in connection with the April 2007 financing discussed in Note 8 below and determined that the financing did not have any embedded derivatives requiring derivative accounting treatment.

(4)          Property and Equipment:

Property and equipment consisted of the following:

	2008	2007
Office equipment	$6,435	$8,589
Office furniture	3,174	7,297
Computer equipment	10,376	38,546
Medical equipment	37,971	107,993
	57,956	162,425
Less: accumulated depreciation	(51,779)	(116,975)
	$6,177	$45,450

Depreciation expense was $18,413, $29,565 and $51,779 for the years ended December 31, 2008 and 2007, and the period from August 23, 2000 (inception) to December 31, 2008, respectively.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(5)          Patent Rights:

In June 2001, the Company acquired, in exchange for junior preferred stock, exclusive rights to five existing patents, at which time the aggregate value of these rights was $400,000.  The patents were sold on October 3, 2008 to HepaLife Technologies, Inc. in conjunction with the sale of the HepatAssist program and related assets.  At December 31, 2008 and 2007, the accumulated amortization of these rights was $0 and $134,374, respectively.  Amortization expense was $15,360 for the year ended December 31, 2008 and $20,480 for the year ended December 31, 2007 and $191,373 for the period from August 23, 2000 (inception) to December 31, 2008.

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

Included in this in-licensed family are five issued U.S. patents, four pending U.S. patents, and two pending European patents.  The Company will owe royalties on net sales of products which are covered by the license, including potentially the SEPET™ Liver Assist Device, ranging from low- to mid-single digit percentages of net sales.  The Company will also owe maintenance fees and certain other minimum spending obligations under the license and may owe contingent milestone fees.  The Company’s fixed obligations under the license will total less than $500,000 over the next 4 years, a portion of which includes spending on future product development possibly leading to future sales revenues for the Company.  The Company’s contingent obligations under the license will total less than $500,000 over approximately the same period: however, payments will be dependent on the pace of potential future patent issuances.   The Company is also obligated to raise an aggregate of $5.2M by December 31, 2008 in order to maintain the exclusivity of the patent portfolio per the terms of the licensing agreement.  On January 2, 2009, Immunocept, LLC declared a default in its License Agreement, dated March 29, 2007, with the Company.

In connection with the license, the Company has also issued a warrant to the licensor for 225,000 common shares with an exercise price of $1.50 per share and a 6-year term expiring in March, 2013.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(6)          Investments:

Available-for-Sale Investments

The following table summarizes our long-term investments classified as available-for-sale at December 31, 2008:

	Cost	Gross unrealized gains	Unrealized losses	Fair value
Investment- HepaLife Warrants	$86,209	$—	$—	$86,209

The investment consists of a Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share for a period of five years commencing October 3, 2008.  This warrant was partial compensation received related to the sale of the HepatAssist program to HepaLife on October 3, 2008.  The warrant was initially valued utilizing the Black Scholes model with the following assumptions:  5 year expected life, 2.73% risk free rate, .96 volatility and 0.0% dividend rate.

(7)          Commitments and Contingencies:

Description of Property

The Company previously maintained its research offices and laboratories in Medford, Massachusetts where it leased 1,783 square feet at $5,044 per month with a term of one year that was entered into on September 15, 2007. The Medford laboratory lease expired on September 15, 2008 and was not renewed. The Company also previously maintained its corporate headquarters in Waltham, Massachusetts where it leased 600 square feet for approximately $3,900 per month.  The Waltham office lease expired on October 31, 2008 and was not renewed.  In order to conserve its cash reserves, the Company transferred its corporate office from Waltham, Massachusetts to Pasadena, California and currently maintains approximately 300 square feet of administrative office which is leased on a month-to-month basis for $750 per month.

Rent expense was $112,555, $186,236, and $991,285 for the years ended December 31, 2008 and 2007, and the period from August 23, 2000 (inception) to December 31, 2008, respectively.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(7)          Commitments and Contingencies - continued:

The Supply Agreement will terminate following the six-year anniversary of the date of the first commercial sale of the Company’s product that contains Membrana membranes. The Supply Agreement may be terminated by either party upon ninety days notice in the event of a material breach by the other party that remains uncured for ninety days, or upon sixty days notice if the other party becomes insolvent or becomes the subject of any voluntary or involuntary proceeding in bankruptcy, liquidation, dissolution, receivership, or general assignment for the benefit of creditors that is not dismissed within sixty days. In addition, upon sixty days notice, the Company may terminate the Supply Agreement or terminate the exclusivity of the Supply Agreement, upon Membrana’s failure to meet certain delivery requirements.  As of the date of the filing of this report, the Company has not received notice from Membrana of its intention to terminate the agreement.

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

The Supply Agreement will terminate upon the earlier of (i) the seventh anniversary of regulatory approval of the device or (ii) the seventh anniversary of the date of the Supply Agreement if regulatory approval of the device is not obtained by such date. The Supply Agreement may be terminated by either party (i) upon an extended prior notice period, (ii) upon a material breach by the other party that remains uncured, or (iii) upon notice if the other party becomes insolvent, files for bankruptcy, goes into liquidation or a receiver is appointed over all or a major part of the other parties’ assets. In addition, the Company may terminate the Supply Agreement or terminate the exclusivity of the Supply Agreement, upon the occurrence of certain events.  As of the date of the filing of this report, the Company has not received notice from NxStage of its intention to terminate the agreement.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)          Stockholders’ Equity:

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)          Stockholders’ Equity Continued:

Common Stock

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Common Stock

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

The Company also entered into a Registration Rights Agreement with the investors in the January 2005 and March 2006 private placements pursuant to which the Company agreed to register and to maintain an effective registration statement for the shares of common stock issued in the private placement and for the common stock to be issued upon the exercise of warrants issued in the transaction.  The Registration Rights Agreement provides for liquidated damages of 1.5% of the aggregate purchase price for each 30 day period, with a maximum of eight 30-day periods (12% maximum liquidating damages),  if the Company fails to maintain the effectiveness of such registration statement.  In accordance with “Emerging Issues Task Force Issue 00-19,”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF 00-19”) and other authoritative literature, it was determined that the warrants issued in the January 2005 private placement and the Registration Rights Agreement are free standing derivative financial instruments as defined in EITF 00-19.   As of the closing date of the private placement, and as of March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005, the warrants meet the requirements of equity classification as specified in EITF 00-19 since the maximum amount of liquidating damages was less than the value ascribed to the difference between the fair value of registered versus unregistered common stock.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Common Stock

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

In April 2008, the Company issued 214,286 shares of common stock to a consultant in exchange for services. The value of these common shares issued, based on the closing price of the Company’s common stock on the date of issuance, was expensed for $60,000 with a corresponding increase in additional paid in capital.

Restricted Common Stock

In November 2006, the Company issued an aggregate of 89,845 shares of restricted stock to members of the Company’s Board of Directors in lieu of cash compensation for services rendered during the second half of 2006.  The restricted stock vested 100% on June 30, 2007 and had a market price of $0.64 per share on the date of grant.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Restricted Common Stock

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

In February 2008, the Company issued 25,000 shares of restricted stock to an advisor and current member of the Board of Directors with a milestone contingency at a price of $0.01 per share. The value of these restricted shares issued, based on the closing price of the Company’s common stock on the date of issuance, was expensed for $16,000 with a corresponding increase in additional paid in capital.  The milestone was not achieved, the transaction charges were reversed and the shares were returned to treasury.

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Warrants

On September 28, 2006, the Company amended outstanding warrants to purchase an aggregate of 1,300,000 shares of common stock of the Company at exercise prices ranging from $1.00 to $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions and were scheduled to expire on either September 30, 2006 or October 23, 2006.  The amendment extends the expiration date of the Warrants until February 15, 2007.  The value of the extension of the warrants was calculated using a Black Scholes valuation utilizing the following assumptions:  7 year expected life, 4.35% - 5.04% risk free rate, .72 - .77 volatility and 0.0% dividend rate and resulted in a charge of $103,000 which was booked to our income statement during the third quarter of 2006.

On October 29, 2006, the Company amended outstanding warrants to purchase an aggregate of 4,375,000 shares of common stock of the Company, each of which has an exercise price of $2.50 (the “Warrants”).  The Warrants were originally issued to investors in 2003 in connection with certain financing transactions.  Warrants to purchase 3,975,000 shares of common stock were scheduled to expire on October 29, 2006 and 400,000 of the Warrants were scheduled to expire on February 15, 2007.  The amendment extended the expiration date of the Warrants until October 29, 2008 at which time the warrants did expire.  The value of the extension of the warrants was calculated using a Black Scholes valuation utilizing the following assumptions:  7 year expected life, 4.35% - 5.04% risk free rate, .72 - .77 volatility and 0.0% dividend rate and resulted in a charge of $380,000 which was booked to our income statement during the fourth quarter of 2006.

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

In accordance with EITF 00-19 and other authoritative literature, it was determined that the warrants issued in the January 2005 and March 2006 private placements and the related registration rights agreements, discussed below, were free standing derivative financial instruments as defined in EITF 00-19.  In accordance with EITF 00-19, the value and balance sheet classification of the warrants were reviewed each reporting period and, while the warrants were classified as a liability, any changes in the value of the warrants on a re-measurement date were recorded in the statement of operations.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

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

On February 2, 2007, the Company amended certain terms of outstanding warrants to purchase an aggregate of 907,500 shares of common stock of the Company; 900,000 shares have an exercise price of $1.00 and 7,500 shares have an exercise price of $2.50. The warrants were originally issued in 2003 and 2004 in connection with certain financing transactions and were scheduled to expire in February 2007. The amendments extend the expiration date for warrants to purchase 900,000 shares of common stock with an exercise price of $1.00 until February 15, 2008 and extend the expiration date for the warrants to purchase 7,500 shares of common stock with an exercise price of $2.50 until October 29, 2008 at which time the warrants expired. The value of the extension of the warrants was calculated using the Black Scholes pricing model and resulted in a charge of approximately $59,000, which was recorded in the statement of operations during the first quarter of 2007.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

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

At December 31, 2008, outstanding warrants to acquire shares of the Company's common stock are as follows:

Number of	Exercise
Shares	Price	Expiration date
100,000	$0.15	August 18, 2009
900,000	1.00	February 15, 2010
75,000	3.40	April 1, 2009
50,000	1.50	August 4, 2009
50,000	3.50	August 4, 2009
200,000	1.91	February 1, 2010
2,312,702	1.91	January 11, 2010
751,877	1.22	March 6, 2011
225,000	1.50	March 29, 2013
3,739,231	1.00	October 23, 2009
3,739,231	1.40	April 23, 2012
576,615	.65	April 23, 2012
12,719,656

The weighted average exercise price of warrants outstanding at December 31, 2008 was $1.32 and the weighted average remaining contractual life of the warrants was 1.86 years.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Warrant transactions are summarized as follows:

	For the year ended December 31,
	2008			2007
		Weighted			Weighted
		Average			Average
	Shares	Price		Shares	Price
Warrants at beginning of year	17,152,156	$2.29		8,165,477	$2.29
Warrants issued	-	$1.22		9,026,679	$1.22
Warrants forfeited	(4,432,500)	$2.50		(40,000)	$2.50

Warrants at end of year (1)	12,719,656	$1.62	(2)	17,152,156	$1.62	(2)

(1) All warrants are exercisable at 12/31/08
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

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

For the years ended December 31, 2008 and 2007, the Company granted 50,000 and 0 options to consultants and recorded $2,087 and $0 expenses for the years ended December 31, 2008 and 2007 respectively relating to the vested portion of these options.

Stock Options

Transactions under the 2001 Plan during the year ended December 31, 2008 and 2007 are summarized as follows:

	For the year ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Options at beginning of year	703,000	$1.83	982,000	$1.88
Options exercised	-		(18,000)	.15
Options forfeited	(88,000)	1.63	(261,000)	2.11

Options at end of year	615,000	$1.86	703,000	$1.83

Options exercisable at end of year	615,000	$1.86	703,000	$1.83

As of December 31, 2008, no options were available for future grant under the 2001 Stock Option Plan.

Transactions under the 2005 Plan during the year ended December 31, 2008 and 2007 are summarized as follows:

	For the year ended December 31, 2008		For the year ended December 31, 2007
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Options at beginning of year	2,192,000	$1.54	1,337,000	$1.83
Options issued	460,000	$0 .39	1,105,000	$0 .68
Options forfeited	(1,222,000)	$0.64	(250,000)	$1.30

Options at end of year	1,430,000	$1.51	2,192,000	$1.26

Options exercisable at end of year	1,430,000	$1.51	1,453,000	$1.54

As of December 31, 2008, 2,124,000 options were available for future grant under the 2005 Plan.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)           Stockholders’ Equity Continued:

Additional information with respect to option activity is summarized as follows:

	December 31, 2008
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractualy	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price
$0.15 - $0.90	455,000	5.41	$0.59	455,000	$0.59
$1.00 - $1.85	1,153,000	1.78	1.64	1,153,000	1.64
$2.00 - $2.97	427,000	2.50	2.60	427,000	2.60
$3.40	10,000	.32	3.40	10,000	3.40

	2,045,000	2.73	1.62	2,045,000	1.62

The following summarizes the activity of the Company’s non-vested stock options for the year ended December 31, 2008.

	Shares	Weighted Average Exercise Price
Non vested at December 31, 2007	739,000		$.70
Granted	460,000.39
Non vested cancellations *	(1,049,000)
Vested	(150,000)		.45
Non vested at December 31, 2008	-	$

* July 2008 employee terminations resulted in the expiration of all unvested stock options 90 days after termination.

(9)           Income Taxes:

The following table presents the current and deferred tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2008 and 2007:

Current	2008	2007
Federal	-	-
State	-	-
Total Current Liability	-	-

Deferred
Federal	$(585,000)	$(1,599,000)
State	$(41,000)	$(496,000)
Total Deferred Liability	$(626,000)	$(2,095,000)

Valuation Allowance	$626,000	$2,095,000

Total	-	-

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(9)           Income Taxes Continued:

At December 31, 2008, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

Deferred Tax Assets (Liability)	2008	2007
Current
Interest	$105,000	$105,000
Intangible	-	194,000
Patent	411,000	328,000
Deferred state tax	(560,000)	(546,000)
Restricted stocks	152,000	125,000
Stock options	351,000	351,000
Other	36,000	74,000
Non-Current
NOL	6,868,000	6,136,000
Credits	256,000	231,000
Amortization	(137,000)	(105,000)
Depreciation	(6,000)	(6,000)
Net Deferred Tax Assets	7,476,000	6,887,000
Less Valuation Allowance	(7,476,000)	(6,887,000)

Net Deferred Tax Asset (Liability)	$-	$-

As of December 31, 2008, the Company has approximately $16,200,000 and $15,100,000 of Net Operating Losses (“NOL”) for federal and state purposes, respectively, which begin to expire between 2014 and 2028 for federal and state purposes.  The utilization of NOL carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership.

The income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Federal tax on pretax income at statutory rates	$(771,000)	$($1,888,000)
State tax, net of federal benefit	(98,000)	(303,000)
Other	243,000	96,000
Valuation Allowance	626,000	2,095,000
Total	$-	$-

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(10)         Related Party Transactions:

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

In 2007, the Company entered into a verbal agreement with AFO Advisors, LLC to provide fundraising, strategic, and financial advisory services. Amy Factor is the President of AFO Advisors LLC, and provides investor relations, strategic, and management services to the Company in her current role as a director and Vice Chairman of the Board. The Company pays AFO Advisors LLC a monthly retainer of $12,500 pursuant to a verbal agreement and had paid a total of $87,500 in FY 2007 as well as a restricted stock grant to purchase 44,118 shares of common stock.  Additionally, Ms. Factor was granted a restricted stock grant of 100,000 shares of common stock of which 50% of the shares would vest on January 1, 2008 and the remaining 50% would vest on pro-rata monthly basis during the period January 1, 2008 through June 30, 2008.  In 2008, AFO Advisors, LLC received $80,000 of consulting fees.

In February 2008, the Company issued 25,000 shares of restricted stock to an advisor and current member of the Board of Directors with a milestone contingency at a price of $0.01 per share. The value of these restricted shares issued, based on the closing price of the Company’s common stock on the date of issuance, was expensed for $16,000 with a corresponding increase in additional paid in capital.  The milestone was not achieved, the transaction charges were reversed and the shares were returned to treasury.

(11)         Employee Benefit Plan:

In May 2005, the Company adopted a 401K defined contribution profit-sharing plan covering its employees.  Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations.  Contributions by the Company to this plan amounted to $39,972 and $23,962 for the years ended December 31, 2008 and 2007.  The 401K Plan was terminated in September 2008 due to the termination of all the employees and financial situation of the Company.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(12)         Subsequent Events:

On March 9, 2009, (the “Effective Date") Arbios Systems, Inc. (the “Company”) entered into a Term Sheet (the “Term Sheet”) with Arbios Acquisition Partners, LLC (“Acquisition Partners”), a limited liability company formed for the purpose of effecting the transaction contemplated by the Term Sheet.  On March 16, 2009, the initial $100,000 deposit was received. Since January 9, 2009, the Company has been in a proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Pursuant to the Term Sheet, the Company agreed to enter into a transaction pursuant to a plan of reorganization (the “Plan”) that is subject to the approval of the Bankruptcy Court and all of the Company’s relevant classes,  whereby  the Company  will (i) cancel all of its currently existing equity (including, but not limited to, any and all outstanding common and preferred shares of stock, warrants, and options), and (ii) issue new shares of its common stock to Acquisition Partners representing 90% of the newly issued shares of the Company in exchange for a $1,000,000 cash payment.  The existing shareholders of the Company would receive the remaining 10% of the newly issued shares of the Company.

The $1,000,000 cash purchase price to be paid by Acquisition Partners for 90% of the Company’s shares of common stock is required to be paid as follows: 1) $100,000 was paid to the Company concurrently with the execution and delivery of the Term Sheet (the “Initial Deposit”),  2) $100,000 is due upon the later of (i) April 8, 2009 or (ii) the filing of the Plan and the disclosure statement (the “Subsequent Deposit”), and 3) $800,000 (the “Remaining Funds”) is due within 10 days following the confirmation of the Plan (the “Funding Date”).

If Acquisition Partners has not provided the Remaining Funds by the Funding Date, the Company will retain both the Initial Deposit and the Subsequent Deposit, and can then either adjourn the Funding Date, withdraw the Plan, terminate the Plan, and/or enter into an alternative transaction or proceeding.  If the Plan has not been confirmed by June 15, 2009, Acquisition Partners will be entitled to a return of (i) the Initial Deposit, and (ii) the Subsequent Deposit minus costs and expenses, (including, without limitation, administrative expenses) incurred by the Company in pursuing the Plan.

Acquisition Partners will be entitled to a break up fee of 3% of the funds deposited by Acquisition Partners if the Company elects to enter into an alternative transaction, including, but not limited to, signing a letter of intent or term sheet with a third party, for some or all of its assets prior to confirmation of the Plan (the “Company Withdrawal Option”), provided that the Debtor Withdrawal Option is not caused by Acquisition Partner’s inability to provide funding by the Funding Date.  In addition, if the Company exercises the Debtor Withdrawal Option, Acquisition Partners would also be entitled to a return of the funded portion of the deposit.

ARBIOS SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(12)         Subsequent Events continued:

The Company intends to continue to comply with all of its regulatory filings with the Securities and Exchange Commission and expects that its shares of common stock will continue to be listed on the OTC Bulletin Board.  Accordingly, after the completion of the transaction contemplated by the Term Sheet, the Company is expected to emerge from bankruptcy as a publicly traded company that has no liabilities (other than ordinary operating expenses), has a new capital structure (Acquisition Partners will own 90% of the common stock, the public stockholders will own a pro rata share of the 10%, and all options and warrants will be cancelled), and has some operating capital (the amount of the $1,000,000 purchase price that is not used to settle existing liabilities and pay for administrative expenses). The Term Sheet provides that the confirmation of the Plan should occur on or before May 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBIOS SYSTEMS, INC.

Date: April 15, 2009	By:	/s/ SHAWN P. CAIN
Shawn P. Cain, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ SHAWN P. CAIN	Interim President and Chief Executive Officer	April 15, 2009
Shawn P. Cain	(principal executive officer)

/s/ SCOTT L. HAYASHI	Interim Chief Financial Officer (principal financial officer	April 15, 2009
Scott L. Hayashi	and principal accounting officer)

/s/ JOHN M.VIERLING, MD	Chairman of the Board, and Director	April 15, 2009
John M. Vierling, MD

/s/ AMY FACTOR	Vice Chairman of the Board, and Director	April 15, 2009
Amy Factor

/s/ JACK E. STOVER	Director	April 15, 2009
Jack E. Stover

/s/ THOMAS C. SEOH	Director	April 15, 2009
Thomas C. Seoh

/s/ THOMAS M. TULLY	Director	April 15, 2009
Thomas M. Tully

/s/ DENNIS L. KOGOD	Director	April 15, 2009
Dennis L. Kogod

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated October 20, 2003, by and among Historical Autographs U.S.A., Inc., Arbios Technologies, Inc., HAUSA Acquisition, Inc., Cindy K. Swank and Raymond J. Kuh (1)

2.2+
Debtor In Possession’s Application For An Order Conditionally Approving The Plan As The Disclosure Statement, filed by Arbios Systems, Inc. on April 3, 2009 in the United States Bankruptcy Court For The District Of Delaware pursuant to the provisions of Chapter 11 of the Bankruptcy Code

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

10.10
Omnibus Stockholders’ Agreement, dated as of October 24, 2003, by and among Arbios Technologies, Inc., Historical Autographs U.S.A., Inc., Spectrum Laboratories, Inc., Cedars-Sinai Medical Center, Achilles A. Demetriou, M.D., Ph.D. and Kristin P. Demetriou, as Trustees of the A & K Demetriou Family Trust created on November 13, 2000, and Jacek Rozga, M.D., Ph.D. and Joanna Rozga(18)

10.11*	Employment Offer Letter, dated March 25, 2005, between Arbios Systems, Inc. and Shawn Cain (7)

10.12*	Employment Offer Letter, dated March 29, 2005, between Arbios Systems, Inc. and Scott Hayashi (7)

10.13*	2005 Stock Incentive Plan (6)

10.14*	Form of Stock Option Agreement for the 2005 Stock Incentive Plan (6)

10.15	License Agreement, dated March 29, 2007, between Arbios Systems, Inc. and Immunocept, LLC (8) (12)

10.16	Purchase Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors set forth on the signature pages affixed thereto (9).

10.17	Registration Rights Agreement, dated April 23, 2007, by and among Arbios Systems, Inc. and the Investors named herein (9).

10.18	Form of Warrant A to Purchase Common Stock dated April 23, 2007 (9)

10.19	Form of Warrant B to Purchase Common Stock dated April 23, 2007 (9)

10.20	Offer Letter of Dr. Jacek Rozga dated April 26, 2007 (10)

10.21	Certificate of Amendment of Certificate of Incorporation of Arbios Systems, Inc. dated July 13, 2007 (11)

10.22	Supply Agreement by and between Membrana GmbH and Arbios Systems, Inc. dated September 14, 2007 (11)

10.23	Lease Agreement by and between Cummings Properties, LLC and Arbios Systems, Inc. dated September 15, 2007 (11)

10.24	Consulting Agreement by and between David Zeffren and Arbios Systems, Inc. dated November 8, 2007 (11)

10.25	Separation Agreement by and between Walter C. Ogier and Arbios Systems, Inc. dated November 13, 2007 (11)

10.26	Manufacturing & Supply Agreement by and between NxStage Medical, Inc. and Arbios Systems, Inc. dated October 19, 2007 (12)(18).

10.27*	Consulting Agreement, dated August 1, 2008, between the Company and Shawn P. Cain (15)

10.28*	Consulting Agreement, dated August 1, 2008, between the Company and Scott Hayashi (15)

10.29	Asset Purchase Agreement, dated October 3, 2008, between Arbios Systems, Inc, and HepaLife Technologies, Inc. (16)

10.30*	Compensation Agreement between Arbios Systems, Inc. and Shawn Cain (16)

10.31*	Compensation Agreement between Scott Hayashi and Arbios Systems, Inc., dated November 10, 2008 (17)

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(12)	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2008.

(17)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008, which exhibit is hereby incorporated herein by reference.

(18)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, which exhibit is hereby incorporated herein by reference.