Form 10-Q
period 2009-03-31
ARBIOS SYSTEMS INC
filed 2009-05-19
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2009, there were 24,356,247 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and from August 23, 2000 (inception) through March 31, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and from August 23, 2000 (inception) through March 31, 2009 (unaudited)	6

	Condensed Statement of Stockholders’ Equity (Deficit) from August 23, 2000 (inception) through March 31, 2009 (unaudited)	7

	Notes to Condensed Financial Statements	12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

ITEM 1.  Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31,
ASSETS	(Unaudited)	2008

Current assets
Cash and cash equivalents	$116,700	$370,686
Restricted Cash	100,000	-
Prepaid expenses	147,835	21,506
Receivable	200,000	-
Total current assets	564,535	392,192

Receivable	-	200,000
Property and equipment-Net	5,258	6,177
Investment	-	86,209
Other assets	750	750

Total assets	$570,543	$685,328

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$89,583	$194,046
Deposit from Arbios Acquisition Partners, LLC	100,000	-
Accrued expenses	345,000	286,888
Total current liabilities	534,583	480,934

Liabilities subject to settlement under reorganization proceedings	111,029	-
Long term contract obligations	150,000	150,000
Total liabilities	795,612	630,934

Stockholders' (deficit) equity
Common stock, $.001 par value; 100,000,000 shares authorized; 24,356,247 and 25,792,747
shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	24,356	25,792
Additional paid-in capital	21,618,511	21,617,075
Deficit accumulated during the development stage	(21,867,936)	(21,588,473)
Total stockholders' (deficit) equity	(225,069)	54,394

Total liabilities and stockholders' (deficit) equity	$570,543	$685,328

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		Inception to
	2009	2008	March 31, 2009

Revenues	$-	$-	$320,966

Operating expenses:
General and administrative	119,619	719,494	13,361,670
Research and development	-	710,426	9,325,632
Total operating expenses	119,619	1,429,920	22,687,302

Loss before reorganization costs
and other income (expense)	(119,619)	(1,429,920)	(22,366,336)

Reorganization costs and other income (expense):
Reorganization costs	(73,864)	-	(73,864)
Interest income	229	20,300	497,748
Gain on Sale of HepatAssist program (net)	-	-	404,863
Loss on investment	(86,209)	-	(86,209)
Interest expense	-	-	(244,138)
Total reorganization costs and other income (expense)	(159,844)	20,300	498,400

Net loss	$(279,463)	$(1,409,620)	$(21,867,936)

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)

Weighted-average shares:
Basic and diluted	24,499,897	25,595,769

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Inception to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(279,463)	$(1,409,620)	$(21,867,936)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	919	10,796	336,956
Patent rights impairment	-	-	91,694
Issuance of common stock, options and warrants for compensation	-	305,362	4,071,460
Issuance of warrants for patent acquistion	-	-	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	-	-	5,037
Loss on disposition of investment	86,209	-	86,209
Gain on sale of HepatAssist program	-	-	(404,863)
Changes in operating assets and liabilities:
Prepaid expenses	(126,329)	9,881	(147,837)
Other assets	-	20,939	(750)
Accounts payable	(104,463)	9,278	89,583
Accrued expenses	58,112	53,116	251,498
Other liabilities	-	-	64,695
Liabilities subject to settlement under reorganization proceedings	111,029	-	111,029
Contractual obligation	-	(100,000)	150,000
Net cash used in operating activities	(253,986)	(1,100,248)	(16,469,906)

Cash flows from investing activities:
Additions of property and equipment	-	-	(149,467)
Proceeds from sale of fixed assets	-	-	4,176
Proceeds from sale of HepatAssist program	-	-	250,000
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash provided from investing activities	-	-	104,709

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	-	67,900
Net proceeds from issuance of common stock and warrants	-	-	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	-	16,481,897
Net (decrease) increase in cash	(253,986)	(1,100,248)	116,700

Cash at beginning of period	370,686	2,735,944	-

Cash at end of period	$116,700	$1,635,696	$116,700

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	$-	$-	$47,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2009
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Balance, August 23, 2000 (inception) restated for effect of reverse merger with Historical Autographs U.S.A. Inc.	-	$-	-	$-	$-	$-	$-	$-

Stock issuance in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31, 2000, as restated	-	-	5,000,000	50	4,950	-	(9,454)	(4,454)

Issuance of junior preferred stock for cash of $250,000 and in exchange for $400,000 in patent rights, fresearch and development costs, and employee loanout costs less issuance expenses of $11,268, June 29, 2001	681,818	7			958,278	(343,553)		614,732

Issuance of common stock in exchange for patent rights and deferred research and development costs			362,669	4	547,284			547,288

Services receivable						(550,000)		(550,000)

Deferred employee loan-out costs receivable earned						82,888		82,888

Net loss							(237,574)	(237,574)

Balance, December 31, 2001	681,818	7	5,362,669	54	1,510,512	(810,665)	(247,028)	452,880

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2009
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

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2009
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

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2009
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

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO MARCH 31, 2009
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	(19,314,972)	1,869,882

Stock option based compensation expense					114,824			114,824

Stock warrant term extension					175,256			175,256

Restricted stock based compensation expense					107,933			107,933

Issuance of common stock for compensation			214,286	214	59,786			60,000

Net loss							(2,273,501)	(2,273,501)

Balance, December 31, 2008	-	-	25,792,747	25,792	21,617,075	-	(21,588,473)	54,394

Common stock shares surrendered by shareholder			(1,436,500)	(1,436)	1,436			-

Net loss							(279,463)	(279,463)

Balance, March 31, 2009	-	-	24,356,247	$24,356	$21,618,511	$-	$(21,867,936)	$(225,069)

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Three Months Ended March 31, 2009

(1) Basis of Presentation

Arbios Systems, Inc. is a Delaware corporation with its corporate office in Pasadena, California.  To date, our goal was to seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

Since Arbios Systems, Inc. was incorporated in February 1999, we have been a medical device and cell-therapy company that was focused on the development of products for the treatment of liver failure. Our lead product candidate which was under development during 2008 consisted of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device.  Until recently, we also owned the rights to an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System which incorporates porcine pig liver cells, which we sold in October 2008.  Because of our limited financial resources, all of our development activities during the past few years have focused on our SEPET™ Liver Assist Device.  In September 2007, we announced the results of our 15-patient feasibility clinical study of our SEPET™ Liver Assist Device, targeted for the treatment of acute episodes of chronic liver disease, in which 79% of the 14 treated patients met the primary clinical effectiveness endpoint.  Based on the results of the feasibility study, in February 2008, the U.S. Food and Drug Administration (“FDA”) granted us conditional approval of an Investigational Device Exemption, or IDE, application to begin the pivotal clinical trial for SEPET™.  In May 2008, we received approval to begin the first segment of our pivotal clinical trial for SEPETTM. The budget to complete this clinical trial and our other projected operating expenses, however, far exceeded the limited financial resources available to us at that time.

 As a development stage company engaged solely in the development of new products, we did not generate revenues from our activities and, accordingly, we were solely dependent upon our ability to raise funding from investors to finance both our operating expenses and the cost of developing our technologies.  Due in part to the global economic crisis in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies, we were unable to raise the capital we needed to finance our operational and developmental activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008 we terminated all of our employees and suspended the majority of our operations.  Since then, all of our activities have been conducted by our interim Chief Executive Officer and our interim Chief Financial Officer, both of whom we engaged as part-time consultants.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.  Consistent with this Plan, in October 2008, we sold the HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”) for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of HepaLife common stock at an exercise price of $0.35 per share.  On April 1, 2009, HepaLife agreed to pay us the $200,000 deferred payment immediately, in return for the cancellation of the warrant to purchase 750,000 shares of HepaLife common stock that was part of the consideration in our sale of HepatAssistTM to HepaLife.  On April 22, 2009, we received the $200,000 deferred payment from HepaLife and consequently canceled our rights with respect to the warrant to purchase 750,000 shares of HepaLife common stock.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $279,463 for the quarter ended March 31, 2009 and an accumulated deficit of $21,867,936 at March 31, 2009.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Pending $1,000,000 Investment and Recapitalization

One of the principal reasons for commencing the Bankruptcy was to permit the orderly sale of our remaining assets and technologies under court protection and/or to recapitalize our company.  Consistent with our goals, on March 9, 2009 we entered into a binding term sheet (the “Term Sheet”) with Arbios Acquisition Partners, LLC (“Acquisition Partners”), an unrelated, privately held, limited liability company formed for the purpose of effecting the transaction contemplated by the Term Sheet.  Pursuant to the Term Sheet, subject to the approval of the Bankruptcy Court, we agreed that we would (i) cancel all of our currently existing equity (including, but not limited to, any and all outstanding common and preferred shares of stock, warrants, and options), (ii) issue new shares of our common stock to Acquisition Partners representing 90% of our newly issued shares, and (iii) issue to our existing shareholders new shares of our common stock equal to 10% of our newly issued shares pro rata.  In consideration for issuing the new shares to it, Acquisition Partners agreed to pay us $1,000,000 in cash.

The $1,000,000 cash purchase price to be paid by Acquisition Partners for 90% of our new shares of common stock is required to be paid as follows: (1) $100,000 was paid to us at the time that the Term Sheet was signed, (2) $100,000 was paid to us on May 1, 2009, and (3) $800,000 is due within 10 days following the confirmation of the  Plan of Reorganization.  The $100,000 payment from Acquisition Partners has been categorized as restricted cash on our balance sheet and is held in escrow with our bankruptcy counsel in an Interest on Lawyer Account “IOLA”.  We also received the second $100,000 payment from Acquisition Partners on April 22, 2009.  We expect to consummate the transaction with Acquisition Partners, but we are not prohibited from effecting a different transaction with other parties.  Additionally, we have agreed to pay Acquisition Partners a break up fee of 3% of the funds deposited by Acquisition Partners if we elect not to consummate the transaction contemplated by the Term Sheet and elect to enter into an alternative transaction, such as signing a letter of intent or term sheet with a third party for the sale of some or all of our assets prior to confirmation of the plan of reorganization.  Also, if we exercise our option to transact business with a third party rather than with Acquisition Partners, then Acquisition Partners would also be entitled to a return of all funds that they have paid to us prior to such date.  However, we do not have to return Acquisition Partners’ deposit if we elect to sell our assets to a third party because Acquisition Partners fails to pay the final $800,000 payment.

 If Acquisition Partners does not pay the final $800,000 by the required payment date, we will retain the $200,000 that Acquisition Partners has paid so far, and we can then withdraw the current Plan of Reorganization, terminate that plan, and/or enter into an alternate transaction with other entities interested in acquiring our Company or our assets.  If our Plan of Reorganization to approve the investment by Acquisition Partners has not been confirmed by June 15, 2009, we will be obligated to return to Acquisition Partners its $200,000 payment, less costs and expenses, (including, without limitation, administrative expenses) incurred by us in pursuing the Plan of Reorganization.

 Certain terms of the Term Sheet have thus far been approved by the Bankruptcy Court.  The Bankruptcy Court has also approved the use of our Plan of Reorganization as a disclosure statement that was mailed to our creditors and stockholders.   The Bankruptcy Court has scheduled a hearing on June 2, 2009 at which, pending shareholder and/or creditor approval, the Plan of Reorganization is expected to be approved.  No assurance can, however, be given that the Bankruptcy Court will ultimately approve the Term Sheet and the transactions contemplated thereby.

Plan of Reorganization; Recapitalization of our Company

On April 3, 2009, we filed a motion to conditionally approve our Chapter 11 Plan of Reorganization as the disclosure statement (the motion to conditionally approve the disclosure statement and the Plan of Reorganization is herein referred to as the “Plan”).  On April 20, 2009, the Bankruptcy Court confirmed the use of the Plan of Reorganization as a disclosure statement.

  Upon confirmation of the Plan by the Bankruptcy Court, we expect to consummate the transaction with Acquisition Partners as described in the Term Sheet, and our Company is expected to thereafter emerge from Bankruptcy as follows:

•	Administrative and Priority Claims are expected to be paid in full and Allowed General Unsecured Claim Holders should receive 90% of the principal amount of their Allowed Claim.

•
90% of our common stock is expected to be owned by Acquisition Partners, and 10% should be owned by all of our stockholders who own shares on the date that the Plan is confirmed.  The 10% of our stock that is expected to be issued to our existing stockholders will be issued pro rata based on the number of shares each stockholder owned prior to the confirmation.  As part of this transaction, all currently outstanding shares of our common stock are expected to be cancelled on the date of confirmation, and new shares should be issued for the shares that are cancelled.

•	All currently outstanding options and warrants are expected to be cancelled and will cease to exist.

•
We are expected to receive an infusion of $1,000,000 in the aggregate from Acquisition Partners, which amount is expected to be used to fund our working capital needs and possibly for the further development of our technology.

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

•	Arbios Systems, Inc. is expected to remain a public company whose shares are listed for trading on the OTC Bulletin Board, or some other trading platform.

•
We have previously in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications from Immunocept LLC, including five issued U.S. patents, four pending U.S. patents, and two pending European patents.  On January 2, 2009, Immunocept, LLC declared a default in the foregoing license with us.  Immunocept and Acquisition Partners are currently in discussions regarding certain amendments to the License Agreement, not all of which have been agreed to.  While incorporation of any amended License Agreement in the Plan is not a condition to the Term Sheet, if an amended License Agreement is not assumed as part of the Plan, this could affect Acquisition Partners’ completion of its funding of the Plan, and/or the Company’s business plan following any emergence from bankruptcy.

The confirmation of the Plan may occur on June 2, 2009, the date of our next scheduled hearing with the Bankruptcy Court.  No assurance however can be given that the Plan will be confirmed by that date, or at all.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q.  These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been omitted pursuant to such SEC rules and regulations.  In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of operations for the periods presented.  These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.  The Company expects that its operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2009 fiscal year.

(2) Reorganization Items Related to Chapter 11 Proceeding

According to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we have prepared the financial statements to reflect items which are affected by our Chapter 11 bankruptcy status.  Accordingly, $111,029 of pre-petition liabilities (liabilities recorded prior to our bankruptcy petition filing on January 9, 2009) have been segregated from accounts payable on the balance sheet.  On the income statement, professional fees incurred for services rendered in connection with the Chapter 11 proceeding totaled approximately $74,000.

(3) Recent Accounting Pronouncements

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

 (4) Stock-Based Compensation:

During the three months ended March 31, 2009 and 2008, the Company recognized equity based compensation expense for stock options of $0 and $47,000, respectively, which was recognized in the Statement of Operations. As of March 31, 2009, there was no unrecognized compensation costs related to non-vested awards.  As of March 31, 2009, there were 1,429,677 options to purchase common stock outstanding under the Company’s 2005 Stock Option Plan.  However, if the Plan of Reorganization is approved, all of these outstanding options will be cancelled.

(5) Subsequent Event

Arbios Acquisition Partners Transaction

On April 21, 2009 the Bankruptcy Court issued a number of orders, dated April 20, 2009, one of which approved certain terms in the Term Sheet and one of which conditionally approved the Plan as a disclosure statement, and allowing the Company to solicit votes on the Plan.  Accordingly, the Company mailed the Plan of Reorganization as a disclosure statement (including the ballots to accept or reject the Term Sheet and the related Plan of Reorganization) to all of the holders of claims against the Company and to all of the Company’s stockholders.

On May 1, 2009, Acquisition Partners made the second $100,000 deposit under the provisions of the Term Sheet.   Accordingly, to date, as required by the Term Sheet, Acquisition Partners has made deposits totaling $200,000 to the Company, and the remaining $800,000 is due within 10 days following any confirmation of the Plan of Reorganization by the Bankruptcy Court.

Sale of HepaLife Technologies, Inc. Warrant

Pursuant to a Bankruptcy Court Order, on April 22, 2009, the Company sold the five-year Series D warrant to purchase up to 750,000 shares of HepaLife’s common stock at an exercise price of $0.35 per share (the “Warrant”) back to HepaLife in consideration for the early payment of the $200,000 Deferred Purchase Price, which funds were received by the Company on April 22, 2009.  The closing price of HepaLife’s common stock on the OTC Bulletin Board on April 22, 2009 was $0.19 per share.   The surrender of the Warrant in exchange for the acceleration of the $200,000 Deferred Purchase Price payment resulted in a “loss on investment” of $86,209.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, such as those pertaining to the pending Chapter 11 bankruptcy proceedings, our ability to sell our assets in the bankruptcy proceedings, the approval of the  pending Plan of Reorganization, our ability to operate following bankruptcy, our capital resources, our future ability to complete the research and development of our product candidates, and our ability to obtain regulatory approval for our product candidates.  Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, including those risks set forth under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2008 and other filings we make with the Securities and Exchange Commission could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

During the past few years, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional scientific and management personnel and advisors.  We have not marketed or sold any product and have not generated any revenues from commercial activities.

In May 2008, we received approval from the FDA to commence a Phase II/III pivotal clinical trial for SEPETTM.  We estimated that the cost of completing these trials was between $5 million and $10 million.  As we have done since our inception, we intended to raise the funds to complete our development from financing transactions.  Unfortunately, because of the global economic crisis in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies like ours, we were unable to raise the capital we needed to finance our operations and development activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008 we terminated all of our employees and suspended most of our operations.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.

On January 9, 2009, this Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  We are continuing to exist as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

On March 9, 2009, we entered into a Term Sheet with Acquisition Partners pursuant to which Acquisition Partners agreed to invest $1,000,000 for the purchase of 90% of our common stock.  To date, Acquisition Partners has paid us $200,000 of that purchase price, part or all of which may need to be refunded under certain circumstances.  The Bankruptcy Court has approved portions of that the proposed transaction.   The Plan of Reorganization to approve that transaction has been submitted to our creditors and stockholders for approval.

In order to have sufficient funds to operate, in October 2008, we sold our HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”).  We had purchased HepatAssistTM in April 2004 for $450,000 but have not further developed that technology.  We agreed to sell HepatAssistTM to HepaLife for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 deferred payment was to be paid within 18 months from the date of sale, and (c) a warrant to purchase 750,000 shares of Series D common stock at an exercise price of $0.35 per share.  HepaLife prepaid the $200,000 deferred payment on April 22, 2009, in consideration for the cancellation of the warrant to purchase 750,000 shares of HepaLife Series D common stock.

Our future operations, if any, will depend upon whether the Bankruptcy Court confirms the Plan or any other Plan of Reorganization under Chapter 11.  In addition, since all of our current officers and directors will resign, and new officers and directors will be appointed upon the approval of the Plan and the conclusion of the Chapter 11 proceedings, we are unable to discuss the future plans of this Company following the bankruptcy proceedings.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 7, "Accounting and Reporting by Development Stage Enterprises."  All losses accumulated since our inception have been considered part of our development stage activities.

Cash and cash equivalents

Cash and cash equivalents consist of a debtor-in-possession checking account.

Stock-Based Compensation

Commencing January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment”, or SFAS 123R, which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

Prior to adopting SFAS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the predecessor to SFAS 123R. Accordingly, we have applied the modified prospective method in adopting SFAS 123R whereby periods prior to adoption have not been restated.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. Given our substantial net operating loss carryforwards as well as historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended  March 31, 2009.

Results of Operations

Since we have been involved in developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales.  Inception to date revenue represents revenue recognized from an SBIR government grant.

General and administrative expenses of $120,000 and $719,000 were incurred for the three months ended March 31, 2009 and 2008, respectively.  General and administrative expenses for the three months ended March 31, 2009 decreased by $599,000 from the prior year’s level, reflecting our suspended operations beginning in the September 30, 2008 fiscal quarter.  The decrease is primarily attributed to a $271,000 decrease in non cash option and warrant charges due to a decline in the number of stock options granted, a decline in the Company’s stock price and a non recurring 2008 charge incurred for warrant extensions, a $76,000 decline in payroll costs due to staff reductions and a $133,000 decrease in legal and accounting fees from the curtailment of patent work and a decline in contract negotiating costs in 2009.  In addition, there also was an overall decline in virtually all expense categories as a result of curtailed operations due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.

Research and development expenses of $0 and $710,000 were incurred for the three months ended March 31, 2009 and 2008, respectively.  The research and development expenses for the three months ended March 31, 2009 decreased by $710,000 over the comparable prior year level due to the curtailment of all research and development activities in the fourth quarter of 2008 due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.

Reorganization costs for the three months ended March 31, 2009 were $73,864 and consist primarily of legal fees incurred related to the bankruptcy.

Loss on investment for the three months ended March 31, 2009 resulted from the surrender and cancellation of the HepaLife warrant in exchange for an acceleration and prepayment of a $200,000 receivable payment due from HepaLife.

Interest income of $229 and $20,300 was earned for the three months ended March 31, 2009 and 2008, respectively.  The change in interest income primarily reflects lower cash and cash equivalent balances in 2009 from prior year levels and a decline in interest rates earned on our cash account.

Our net loss was $279,000 and $1,410,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net loss for the three months ended March 31, 2009 compared to the comparable period in 2008 is due to the curtailment of operating and research and development activities due to the lack of capital resources.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of approximately $117,000, restricted cash of $100,000, current liabilities of approximately $535,000, liabilities subject to settlement under reorganization proceedings of $111,000 and long term contract obligations of $150,000 related to patent acquisitions.  To date, we have funded our operations primarily from the sale of equity securities and, to a lesser extent, from the sale of assets related to the HepatAssist™ program, SBIR grants.

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

Because we did not have the financial resources to continue to develop our products, on January 9, 2009 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Bankruptcy enabled us to continue to seek investors in our equity and bids for the purchase of our assets while working with our creditors.  Our Board of Directors determined that, in light of our limited cash position and the current economic conditions and financial markets, the best course of action was to obtain financing and/or sell our assets under bankruptcy protection.

Our operating expenses while in Bankruptcy have been funded from our remaining cash reserves.  In addition, we received $200,000 on April 22, 2009 in an accelerated receivable payment in exchange for the cancellation of the warrant to purchase 750,000 shares of common stock to HepaLife.  In addition, we have also received a total of $200,000 in cash deposits from Acquisition Partners, currently held in an IOLA with our Bankruptcy counsel as part of the $1,000,000 investment we will receive from Acquisition Partners under the Term Sheet, if the Term Sheet and the Plan are approved by the Bankruptcy Court.  The foregoing funds constitute our sole source of liquidity.  Assuming confirmation of the Plan by the Bankruptcy Court and the closing of the transaction contemplated by the Term Sheet in June 2009, we anticipate that we may have sufficient funds to pay our post petition administrative costs and expenses, and at least 90% of the principal amount of Allowed Claims of General Unsecured Claim Holders.  However, the Company’s expected cash balance upon any emergence from bankruptcy will not be sufficient to complete the development of SEPETTM.  Accordingly, the Company will have to raise additional funds post-bankruptcy if it wishes to continue development of SEPETTM.

If the Plan is not confirmed by the Bankruptcy Court, or if Acquisition Partners for any reason does not complete funding of the Plan, the Company will likely seek bids for its assets and liquidate.  There can be no assurance of any proceeds that might be realized from the Company’s assets in the event of a liquidation scenario.

Assuming that our existing license agreement with Immunocept, LLC remains in effect and are assumed in the bankruptcy proceeding without any modification, the following is a summary of our contractual cash obligations for the following fiscal years.  However, if the license agreement is either modified or rejected, the following payments may either be eliminated or changed.

Contractual Obligations	Total	2009	2010	2011	2012
License Agreement	$250,000	$100,000	$150,000	-	$–
Total	$250,000	$100,000	$150,000	-	$–

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

 On January 9, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 09-10082 (the “Bankruptcy”).  Other than the pending legal proceedings before the Bankruptcy Court related to our Plan of Reorganization, we are not engaged in any other legal proceedings.

ITEM 1A.  Risk Factors.

Information regarding risk factors appears under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Except as set forth below, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

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

ARBIOS SYSTEMS, INC.

DATE: May 19, 2009	By:	/S/ SHAWN P. CAIN
Shawn P. Cain
Interim Chief Executive Officer (Principal Executive Officer)

DATE: May 19, 2009	By:	/S/ SCOTT L. HAYASHI
Scott L. Hayashi
Interim Chief Financial Officer (Principal Financial Officer)