Form 10-Q
period 2009-06-30
ARBIOS SYSTEMS INC
filed 2009-09-21
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603

ARBIOS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 South Lake Avenue, #363, Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

 (626) 795-4641
(Registrant's telephone number, including area code)

200 E. Del Mar Blvd., Suite 320, Pasadena, CA, 91105
(Former name, former address and former fiscal year, if changed since last report)

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

On September 14, 2009, there were 24,356,247 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and from August 23, 2000 (inception) through June 30, 2009 (unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and from August 23, 2000 (inception) through June 30, 2009 (unaudited)	5

	Condensed Statement of Stockholders’ Equity (Deficit) from August 23, 2000 (inception)through June 30, 2009 (unaudited)	6

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets
Cash	$185,598	$370,686
Restricted cash	199,112	-
Prepaid expenses	149,044	21,506
Total current assets	533,754	392,192

Receivable	-	200,000
Property and equipment, net	4,339	6,177
Investment	-	86,209
Other assets	750	750

Total assets	$538,843	$685,328

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$393,863	$194,046
Deposit from Arbios Acquisition Partners, LLC	199,112	-
Accrued expenses	530,000	286,888
Total current liabilities	1,122,975	480,934

Liabilities subject to compromise under reorganization proceedings	111,029	-
Long term contract obligations	-	150,000
Total liabilities	1,234,004	630,934

Stockholders' (deficit) equity
Common stock, $.001 par value; 100,000,000 shares authorized; 24,356,247 and 25,792,747 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24,356	25,792
Additional paid-in capital	21,618,511	21,617,075
Deficit accumulated during the development stage	(22,338,028)	(21,588,473)
Total stockholders' (deficit) equity	(695,161)	54,394

Total liabilities and stockholders' (deficit) equity	$538,843	$685,328

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception to
	2009	2008	2009	2008	June 30, 2009

Revenues	$-	$-	$-	$-	$320,966

Operating expenses:
General and administrative	284,828	492,121	404,447	1,211,615	13,646,498
Research and development	-	345,971	-	1,056,397	9,325,632
Total operating expenses	284,828	838,092	404,447	2,268,012	22,972,130

Loss before reorganization costs and other income (expense)	(284,828)	(838,092)	(404,447)	(2,268,012)	(22,651,164)

Reorganization costs and other income (expense):
Reorganization costs, primarily professional fees	(185,264)	-	(259,128)	-	(259,128)
Interest income	-	8,178	229	28,478	497,748
Gain on sale of HepatAssist program, net	-	-	-	-	404,863
Loss on investment	-	-	(86,209)	-	(86,209)
Interest expense	-	-	-	-	(244,138)
Total reorganization costs and other income (expense)	(185,264)	8,178	(345,108)	28,478	313,136

Net loss	$(470,092)	$(829,914)	$(749,555)	$(2,239,534)	$(22,338,028)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.09)

Weighted-average shares:
Basic and diluted	24,356,247	25,749,458	24,427,675	25,672,613

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Inception to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(749,555)	$(2,239,534)	$(22,338,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	1,838	21,592	337,875
Patent rights impairment	-	-	91,694
Issuance of common stock, options and warrants for compensation	-	419,070	4,071,460
Issuance of warrants for patent acquistion	-	-	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	-	-	5,037
Loss on disposition of investment	86,209	-	86,209
Gain on sale of HepatAssist program, net	-	-	(404,863)
Changes in operating assets and liabilities:
Prepaid expenses	(127,538)	25,938	(149,046)
Deferred financing costs	-	16,757	-
Other assets	-	20,189	(750)
Accounts payable	199,817	81,428	393,863
Accrued expenses	243,112	7,770	436,498
Other liabilities	-	-	64,695
Liabilities subject to compromise under reorganization proceedings	111,029	-	111,029
Long term contract obligations	(150,000)	(100,000)	-
Net cash used in operating activities	(385,088)	(1,746,790)	(16,601,008)

Cash flows from investing activities:
Additions of property and equipment	-	-	(149,467)
Proceeds from sale of fixed assets	-	-	4,176
Proceeds from sale of HepatAssist program	200,000	-	450,000
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash provided from investing activities	200,000	-	304,709

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	-	67,900
Net proceeds from issuance of common stock and warrants	-	-	15,797,080
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	-	-	16,481,897
Net (decrease) increase in cash	(185,088)	(1,746,790)	185,598

Cash at beginning of period	370,686	2,735,944	-

Cash at end of period	$185,598	$989,154	$185,598

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	$-	$-	$47,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS,  INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2009
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Balance, August 23,2000 (inception) restated for effect of reverse merger with Historical Autographs U.S.A. Inc.	-	$-	-	$-	$-	$-	$-	$-

Stock issuance in exchange for cash			5,000,000	50	4,950			5,000

Net loss							(9,454)	(9,454)

Balance, December 31, 2000, as restated	-	-	5,000,000	50	4,950	-	(9,454)	(4,454)

Issuance of junior preferred stock for cash of $250,000 and in exchange for $400,000 in patent rights, research and development costs,and employee loanout costs less issuance expenses of $11,268, June 29, 2001	681,818	7			958,278	(343,553)		614,732

Issuance of common stock in exchange for patent rights and deferred research and development costs			362,669	4	547,284			547,288

Services receivable						(550,000)		(550,000)

Deferred employee loan-out costs receivable earned						82,888		82,888

Net loss							(237,574)	(237,574)

Balance, December 31, 2001	681,818	7	5,362,669	54	1,510,512	(810,665)	(247,028)	452,880

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS,  INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2009
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

ARBIOS SYSTEMS,  INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2009
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Value of warrants and beneficial conversion feature of bridge loan					244,795			244,795

Deferred employee loan-out costs receivable earned						88,889		88,889

Preferred Stock converted to Common Stock	(681,818)	(7)	681,818	7				-

Net loss							(885,693)	(885,693)

Balance, December 31, 2003	-	-	13,150,598	13,151	5,485,498	-	(1,627,501)	3,871,148

Issuance of common stock options and warrants for compensation					972,430			972,430

Exercise of common stock options			18,000	18	2,682			2,700

Issuance of securities for payable			47,499	47	47,451			47,498

Net loss							(3,327,827)	(3,327,827)

Balance, December 31, 2004	-	-	13,216,097	13,216	6,508,061	-	(4,955,328)	1,565,949

Issuance of common stock in private placement for cash less issuance expense of $384,312			2,991,812	2,992	6,224,601			6,227,593

Issuance of common stock options and warrants for compensation					557,080			557,080

Exercise of common stock options			25,000	25	62,475			62,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS,  INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2009
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

ARBIOS SYSTEMS,  INC.
(Debtor-in-Possession)
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO JUNE 30, 2009
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Stock warrant term extension			-		59,025			59,025

Restricted stock based compensation expense			621,818	621	315,604			316,225

Issuance of warrants for patent acquistion					74,570			74,570

Net loss							(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	(19,314,972)	1,869,882

Stock option based compensation expense					114,824			114,824

Stock warrant term extension					175,256			175,256

Restricted stock based compensation expense					107,933			107,933

Issuance of common stock for compensation			214,286	214	59,786			60,000

Net loss							(2,273,501)	(2,273,501)

Balance, December 31, 2008	-	-	25,792,747	25,792	21,617,075	-	(21,588,473)	54,394

Common stock shares surrendered by shareholder			(1,436,500)	(1,436)	1,436			-

Net loss							(749,555)	(749,555)

Balance, June 30, 2009	-	-	24,356,247	$24,356	$21,618,511	$-	$(22,338,028)	$(695,161)

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc.
(Debtor-in-Possession)
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Six Months Ended June 30, 2009

(1) Basis of Presentation

Arbios Systems, Inc. is a Delaware corporation with its corporate office in Pasadena, California.  To date, our goal was to seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

Since Arbios Systems, Inc. was incorporated in February 1999, we have been a medical device and cell-therapy company that was focused on the development of products for the treatment of liver failure. Our lead product candidate was under development during 2008 and consisted of a novel extracorporeal blood purification therapy called the SEPET™ Liver Assist Device.  Until recently, we also owned the rights to an extracorporeal, bioartificial liver therapy referred to as the HepatAssist™ Cell-Based Liver Support System which incorporated porcine pig liver cells, which we sold to HepaLife Technologies, Inc. in October 2008.  Because of our limited financial resources, all of our development activities during the past few years have focused on our SEPET™ Liver Assist Device.  In February 2008, the U.S. Food and Drug Administration (“FDA”) granted us conditional approval of an Investigational Device Exemption, or IDE, application to begin the pivotal clinical trial for SEPET™.  In May 2008, we received approval to begin the first segment of our pivotal clinical trial for SEPETTM.  The budget to complete this clinical trial and our other projected operating expenses, however, far exceeded the limited financial resources available to us at that time, and we have, therefore, not commenced the clinical trial.

 As a development stage company engaged solely in the development of new products, we did not generate revenues from our activities and, accordingly, we were solely dependent upon our ability to raise funding from investors to finance both our operating expenses and the cost of developing our technologies.  Due in part to the global economic crisis that commenced in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies, we were unable to raise the capital we needed to finance our operational and developmental activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008, we terminated all of our employees and suspended the majority of our operations.  Since then, all of our activities have been conducted by our interim Chief Executive Officer and our interim Chief Financial Officer, both of whom we engaged as part-time consultants.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.  Consistent with this Plan, in October 2008, we sold the HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”) for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of HepaLife common stock at an exercise price of $0.35 per share.  On April 22, 2009, HepaLife paid us the $200,000 deferred payment immediately, in return for the cancellation of the warrant to purchase 750,000 shares of HepaLife common stock that was part of the consideration in our sale of HepatAssistTM to HepaLife.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $749,555 for the six months ended June 30, 2009 and an accumulated deficit of $22,338,028 at June 30, 2009.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Voluntary Chapter 11 Filing

     On January 9, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 09-10082 (the “Bankruptcy”).  We are continuing to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In general, as a debtor-in-possession, our current part-time management supervises our activities as authorized under the Bankruptcy Code, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Pending $1,000,000 Investment and Recapitalization

One of the principal reasons for commencing the Bankruptcy was to permit the orderly sale of our remaining assets and technologies under court protection and/or to recapitalize our company.  Consistent with our goals, on March 9, 2009 we entered into a binding term sheet (the “Term Sheet”) with Arbios Acquisition Partners, LLC (“Acquisition Partners”), an unrelated, privately held, limited liability company formed for the purpose of effecting the transaction contemplated by the Term Sheet.  Pursuant to the Term Sheet, subject to the approval of the Bankruptcy Court, we agreed that we would (i) cancel all of our currently existing equity (including, but not limited to, any and all outstanding common and preferred shares of stock, warrants, and options), (ii) issue new shares of our common stock to Acquisition Partners representing 90% of our newly issued shares, and (iii) issue to our existing shareholders new shares of our common stock equal to 10% of our newly issued shares pro rata.  In consideration for issuing the new shares to it, Acquisition Partners agreed to pay us $1,000,000.

The $1,000,000 purchase price to be paid by Acquisition Partners for 90% of our new shares of common stock is currently required to be paid as follows: (1) $100,000 was paid to us at the time that the Term Sheet was signed, (2) approximately $100,000 was paid to us on May 1, 2009, and (3) $200,000 was paid to us in August 2009 and deposited into an escrow account.  These deposit amounts are non-refundable to Acquisition Partners.  In addition, Acquisition Partners has agreed to pay us $400,000 on or about September 21, 2009 and to provide the final $200,000 following the Effective Date, on an as needed basis on terms and conditions to be determined.  We expect to complete the stock sale to Acquisition Partners in late September 2009 and to emerge from Bankruptcy shortly thereafter.

Our Plan of Reorganization to approve the investment by Acquisition Partners has been confirmed by the Bankruptcy Court on June 22, 2009.  To date we have received an aggregate of $400,000 from Acquisition Partners, a portion of which as been deposited into an escrow account and will be released to us upon the Plan with Acquisition Partners going Effective.  The funds received from Acquisition Partners will primarily be used to pay our creditors and to begin to fund our operating costs, including the costs of remaining a public company.

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

  Now that the Bankruptcy Court has confirmed the Plan, we expect to consummate the transaction with Acquisition Partners as described in the Term Sheet, and our Company is expected to thereafter emerge from Bankruptcy as follows:

•	Administrative and Priority Claims are expected to be paid in full and Allowed General Unsecured Claim Holders are expected to receive 90% of the principal amount of their Allowed Claim.

•
90% of our common stock is expected to be owned by Acquisition Partners, and 10% will be owned by all of our stockholders who own shares on the date that the Plan is confirmed. The 10% of our stock that is expected to be issued to our existing stockholders will be issued pro rata based on the number of shares each stockholder owned prior to the confirmation.  All currently outstanding shares of our common stock are expected to be cancelled on the date that the Plan goes effective, and new shares will thereafter be issued for the shares that are cancelled.

•	All currently outstanding options and warrants are expected to be cancelled and will cease to exist.

•
The $1,000,000 investment from Acquisition Partners (of which $800,000 will be paid before we emerge from Bankruptcy, and $200,000 will be provided to us as needed after the Plan has become Effective on terms and conditions to be determined) is expected to be used to pay our creditors, to fund our working capital needs, and possibly for the further development of our technology.  Through August 31, 2009, $400,000 of the $1,000,000 has been received.

•
All of our officers and directors will resign, and new officers and directors designated by Acquisition Partners will be appointed.   Currently, Acquisition Partners has designated the following persons to hold the following offices with this company after the Bankruptcy:  Tom Fagan—Director, Chairman of the Board, CEO and President; and John Desiderio—Director.

•	Arbios Systems, Inc. is expected to remain a public company whose shares are listed for trading on the OTC Bulletin Board, or some other trading platform.

•
We previously in-licensed a family of issued U.S. patents and various U.S. and foreign patent applications from Immunocept LLC, including five issued U.S. patents, four pending U.S. patents, and two pending European patents.  On January 2, 2009, Immunocept, LLC declared a default in the foregoing license with us. As part of the Bankruptcy proceedings, upon the confirmation of the Plan on June 22, 2009, the Immunocept license agreement was terminated and will therefore no longer be in effect.  Accordingly, this company’s post-Bankruptcy assets will not include this License Agreement, which may affect our ability to develop and commercialize our technologies as previously planned.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q.  These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been omitted pursuant to such SEC rules and regulations.  In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of operations for the periods presented.  These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.  Because of the Bankruptcy and the change in the Company’s ownership and management, the Company expects that its operating results will vary from its operating results before the Bankruptcy.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2009 fiscal year.

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

Termination of Immunocept, LLC License Agreement

On January 2, 2009, Immunocept, LLC declared a default in the foregoing license with the Company. On May 26, 2009, Immunocept filed an amended proof of claim in the amount of $3.2 million plus unliquidated damages. In turn, the Company moved to reject the License Agreement with the Bankruptcy Court on May 28, 2009. As part of the rejection of the License Agreement, the Company objected to Immunocept’s damages claims and filed a modified Plan of Reorganization that rejected assumption of this License Agreement on June 9, 2009. The confirmation of the Plan occurred on June 22, 2009. In an effort to end the costly litigation in this matter and to move the Plan of Reorganization forward with the Court, the Company and Immunocept LLC reached a settlement on July 21, 2009.

Pursuant to the settlement agreement between Arbios Systems, Inc. and Immunocept, LLC, the license agreement was terminated on June 22, 2009 and the Company agreed that Immunocept, LLC will receive a pre-petition claim of $350,000 (to be paid at 90%).  The Company has acknowledged that it owed $100,000 to Immunocept, LLC on January 1, 2009, as part of a milestone payment, along with an additional $150,000 payment due for the issuance of a new patent.  Arbios will also pay up to $100,000 to Immunocept as part of the settlement agreement for legal and administrative costs. Immunocept will have no rights to the pre-clinical, clinical data, or IDE for SEPET devices and the Company shall remain bound by confidentiality regarding the Immunocept, LLC patent portfolio.

(2) Reorganization Items Related to Chapter 11 Proceeding

According to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we have prepared the financial statements to reflect items which are affected by our Chapter 11 bankruptcy status.  Accordingly, $111,029 of pre-petition liabilities (liabilities recorded prior to our bankruptcy petition filing on January 9, 2009) have been segregated from accounts payable on the balance sheet.  Professional fees consisting primarily of legal costs incurred for services rendered in connection with the Chapter 11 proceeding for the three and six months ended June 30, 2009 totaled approximately $185,000 and $259,000, respectively, and are recorded as reorganization costs.

Listed below is a schedule depicting the Company’s cash flows as it relates to reorganization and bankruptcy related costs for the six month period ending June 30, 2009.

Cash flows from operating activities:
Cash received from refunds of operating costs	$5,165
Cash paid to vendors	(355,417)
Net cash used by operating activities before reorganization items	(350,252)
Operating cash flows from reorganization items:
Interest received on cash accumulated because of the Chapter 11 proceeding	3
Professional fees paid for service rendered in connection with the Chapter 11 proceeding	(34,839)
Net cash used by reorganization items	(34,836)
Net cash used by operating activities	(385,088)

Cash flows from investing activities:
Proceeds from sale of HepatAssist program	200,000
Net cash provided by investing activities	200,000

Net decrease in cash	(185,088)
Cash at beginning of period	370,686
Cash at end of period	$185,598

Reconciliation of net loss to net cash provided by operating activities

Net loss	$(749,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,838
Loss on disposition of investment	86,209
Increase in prepaid insurance expense	(127,538)
Increase in post-petition payables	199,817
Increase in post-petition accrued expenses	243,112
Increase in pre-petition payables	111,029
Decrease in long term contract obligation	(150,000)
Net cash used by operating activities	$(385,088)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that there is no impact of adopting SFAS 161 on our financial statements.

The Company has adopted the guidance espoused in SFAS No. 165, “Subsequent Events” (“SFAS 165”), effective beginning in the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to September 21, 2009, the date of issuance of our financial statements.  The adoption of this statement has not had a material impact to the financial statements.

 (4) Stock-Based Compensation:

During the three months ended June 30, 2009 and 2008, the Company recognized equity based compensation expense for stock options of $0 and $29,000, respectively, which was recognized in the Statement of Operations. During the six months ended June 30, 2009 and 2008, the Company recognized equity based compensation expense for stock options of $0 and $76,000, respectively, which was recognized in the Statement of Operations in general and administrative expenses. As of June 30, 2009, there was no unrecognized compensation costs related to non-vested awards.  As of June 30, 2009, there were 1,429,677 options to purchase common stock outstanding under the Company’s 2005 Stock Option Plan.  However, if the Plan of Reorganization is approved and the funding from AAP has been achieved, all of these outstanding options will be canceled.

(5) Subsequent Event

Arbios Acquisition Partners Transaction.

In July 2009, Arbios Acquisition Partners funded an additional $200,000 deposit to an escrow account.  As of the end of August 2009, the Company had received a total of $400,000 from AAP. Upon receipt of an additional $400,000 from AAP, the Company intends to file the Notice of Effectiveness in the form of Counsel Certification with the Bankruptcy Court, and to emerge from Bankruptcy within the next few weeks.

Immunocept, LLC Settlement Agreement.

On July 21, 2009, the Company reached a settlement agreement with Immunocept whereby the Company agreed to terminate its license agreement in consideration for Immunocept to lower its amended proof of claim to an aggregate of no more than $350,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, such as those pertaining to the pending Chapter 11 bankruptcy proceedings, our ability to sell our assets in the bankruptcy proceedings, and the approval of the  pending Plan of Reorganization.  Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, including those risks set forth under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2008 and other filings we make with the Securities and Exchange Commission could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

During the past few years, our efforts have been principally devoted to research and development activities, raising capital, and recruiting additional scientific and management personnel and advisors.  We have not marketed or sold any product and have not generated any revenues from commercial activities.

In May 2008, we received approval from the FDA to commence a Phase II/III pivotal clinical trial for SEPETTM.  We estimated that the cost of completing these trials was between $5 million and $10 million.  As we have done since our inception, we intended to raise the funds to complete our development from financing transactions.  Unfortunately, because of the global economic crisis that began in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies like ours, we were unable to raise the capital we needed to finance our operations and development activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in July of 2008 we terminated all of our employees and suspended most of our operations.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.

On January 9, 2009, this Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (the “Bankruptcy”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  We are continuing to exist as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

On March 9, 2009, we entered into a Term Sheet with Arbios Acquisition Partners (“Acquisition Partners”) pursuant to which Acquisition Partners agreed to invest $1,000,000 for the purchase of 90% of our common stock.  The Bankruptcy Court confirmed the Plan on June 22, 2009.   Through September 15, 2009, Acquisition Partners had paid us $400,000 in installments (a portion of which is held in an escrow account).  Another $400,000 payment is expected to be received, thereby permitting the sale to be consummated (Acquisition Partners will provide the final $200,000 following the Effective Date, on an as needed basis to fund our working capital requirements).  The Plan of Reorganization to approve that transaction has been submitted to our creditors and stockholders and approved according to the Plan of Reorganization.

In order to have sufficient funds to operate, in October 2008, we sold our HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”).  We purchased HepatAssistTM in April 2004 for $450,000 but had not further developed that technology.  We sold our HepatAssistTM system to HepaLife for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of Series D common stock at an exercise price of $0.35 per share.  HepaLife prepaid the $200,000 deferred payment on April 22, 2009, in consideration for the cancellation of the warrant to purchase 750,000 shares of HepaLife Series D common stock.

As part of the plan of reorganization to emerge from Bankruptcy, all of our current officers and directors will resign upon the Plan becoming Effective and prior to the time that we emerge from Bankruptcy, and new officers and directors will be appointed upon the plan or reorganization becoming Effective. Because current management will no longer be involved with the Company, current management is unable to address the future plans of this Company following the Bankruptcy proceedings.  Accordingly, all information regarding the future operations, if any, of this Company, and the future liquidity needs of this Company have been omitted from this report.

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

Cash

Cash consists of a debtor-in-possession checking account.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. Given our substantial net operating loss carryforwards as well as historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended  June 30, 2009.

Results of Operations

Since we have been involved in developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales.  Inception to date revenue represents revenue recognized from an SBIR government grant.

General and administrative expenses of approximately $285,000 and $492,000 were incurred for the three months ended June 30, 2009 and 2008, respectively. General and administrative expenses for the three months ended June 30, 2009 decreased by approximately $207,000 from the prior year’s level, reflecting our suspended operations beginning in the September 30, 2008 fiscal quarter.  The decrease is primarily attributed to a $67,000 decrease in legal and consulting fees from the curtailment of patent work and a decline in contract negotiating costs in 2009.  In addition, there also was an overall decline in virtually all expense categories as a result of curtailed operations due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.  General and administrative expenses of approximately $404,000 and $1,212,000 were incurred for the six months ended June 30, 2009 and 2008, respectively. General and administrative expenses for the six months ended June 30, 2009 decreased by approximately $808,000 over the prior year level. The decrease is primarily attributed to a $303,000 decrease in non cash option and warrant charges due to a decline in the number of stock options granted and a non recurring 2008 charge incurred for warrant extensions, a $71,000 decline in payroll costs due to staff reductions and a $169,000 decrease in legal and consulting fees from the curtailment of patent work and a decline in contract negotiating costs in 2009.  In addition, there also was an overall decline in virtually all expense categories as a result of curtailed operations due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.

Research and development expenses of approximately $0 and $346,000 were incurred for the three months ended June 30, 2009 and 2008, respectively.  The research and development expenses for the three months ended June 30, 2009 decreased by approximately $346,000 over the comparable prior year level. Research and development expenses of approximately $0 and $1,056,000 were incurred for the six months ended June 30, 2009 and 2008, respectively.  The research and development expenses for the three months ended June 30, 2009 decreased by approximately $1,056,000 over the comparable prior year level.  The decline in research and development expenses for the three and six months ended June 30, 2009 is due to the curtailment of all research and development activities in the fourth quarter of 2008 due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.

Reorganization costs for the three and six months ended June 30, 2009 were approximately $185,000 and $259,000, respectively, and consist primarily of legal fees incurred in the Bankruptcy proceedings.

Loss on investment for the six months ended June 30, 2009 resulted from the surrender and cancellation of the HepaLife warrant in exchange for an acceleration and prepayment of a $200,000 receivable payment due from HepaLife.

Interest income of $0 and $8,200 was earned for the three months ended June 30, 2009 and 2008, respectively.  Interest income of $200 and $28,500 was earned for the six months ended June 30, 2009 and 2008, respectively.  The change in interest income primarily reflects lower cash and cash equivalent balances in 2009 from prior year levels and a decline in interest rates earned on our cash account.

Our net loss was approximately $470,000 and $830,000 for the three months ended June 30, 2009 and 2008, respectively. Our net loss was approximately $750,000 and $2,240,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in net loss for the three and six month periods ended June 30, 2009 compared to the comparable period in 2008 is due to the curtailment of operating and research and development activities due to the lack of capital resources.

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

As of June 30, 2009, we had cash of approximately $186,000, restricted cash of approximately $200,000, current liabilities of approximately $1,123,000 and liabilities subject to settlement under reorganization proceedings of approximately $111,000.  Prior to our Bankruptcy filing, we funded our operations primarily from the sale of equity securities and, to a lesser extent, from SBIR grants.  Since our Bankruptcy commenced, we have funded our operating expenses and bankruptcy costs through our remaining cash resources and the $450,000 we received in October 2008 and April 2009 from the sale of certain assets to the HepatAssist™.  In addition, we have also received a total of approximately $400,000 in cash deposits from Acquisition Partners, portions of which are currently held in an escrow account with our Bankruptcy counsel as part of the $1,000,000 investment we will receive from Acquisition Partners when the sale of shares to Acquisition Partners is completed.  The foregoing funds constitute our sole source of liquidity.  Assuming the Reorganization Plan becomes Effective, closing the transaction with Acquisition Partners, we anticipate that we may have sufficient funds to pay our post petition administrative costs and expenses, and 90% of the principal amount of allowed claims of general unsecured claim holders.

As a development stage company that is in bankruptcy, we do not have any bank credit lines or any other sources of capital.  All of our operations have been terminated pending our emergence from Bankruptcy.  As part of our Bankruptcy plan of reorganization, we agreed to sell 90% of our common stock to Acquisition Partners in exchange for a total of $1,000,000 of consideration ($800,000 in cash for the plan to become effective and $200,000 after the Effective date to fund operations, as needed on terms and conditions to be determined).  When we emerge from Bankruptcy, which we expect will occur by no later than October, 2009, we expect to have some of the $1,000,000 purchase price available to us.  However, any funds that we will have on hand following the Bankruptcy will not be sufficient to continue the development of our product candidates.  Accordingly, if the new officers and directors (who will replace the current officers and directors at the time that the Plan becomes Effective) elect to continue to develop our liver technologies, we will have to obtain additional funding.  However, the current management of this company is not aware of the future development or other plans of the new officers and directors, and it is possible that the new management of the company will choose not to develop our liver technologies (or not develop them in the manner that we had planned to do before the Bankruptcy).

Our license agreement with Immunocept, LLC has been terminated as part of the bankruptcy proceeding.  As part of the termination of this license, we will have to pay Immunocept $350,000 as a general unsecured claim once the Reorganization Plan becomes Effective.  This payment is expected to be funded from the funds we have received from Acquisition Partners.

In the event, Acquisition Partners is unable to deliver the remaining money needed to confirm the Plan of Reorganization in the next few weeks, we may be forced to liquidate the remaining assets of the Company.

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

ARBIOS SYSTEMS, INC.

DATE: September 21, 2009	By: /S/ SHAWN CAIN
Shawn Cain
Interim Chief Executive Officer (Principal Executive Officer)

DATE: September 21, 2009	By: /S/ SCOTT HAYASHI
Scott Hayashi
Interim Chief Financial Officer (Principal Financial Officer)