Form 10-Q
period 2009-09-30
ARBIOS SYSTEMS INC
filed 2009-11-18
CIK 1138862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-32603

ARBIOS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1955323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Commerce Drive, Allendale, NJ	07401
(Address of principal executive offices)	(Zip Code)

 (201) 995-1919
(Registrant's telephone number, including area code)

530 S. Lake Avenue, Unit 363, Pasadena, CA 91101
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

On September 30, 2009, there were 50,000,000 shares of common stock, $.001 par value per share, issued and outstanding.

ARBIOS SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and
	December 31, 2008 (audited)	4

	Condensed Statements of Operations for the three and nine months ended
	September 30, 2009 and 2008 and from August 23, 2000 (inception) through
	September 30, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended
	September 30, 2009 and 2008 and from August 23, 2000 (inception) through
	September 30, 2009 (unaudited)	6

	Condensed Statement of Stockholders’ Equity (Deficit) from August 23, 2000 (inception)
	through September 30, 2009 (unaudited)	7

	Notes to Condensed Financial Statements	12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	19

Item 3.	Qualitative and Quantitative Disclosures About Market Risk...............................	23

Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2009	December 31,
ASSETS	(Unaudited)	2008

Current assets
Cash	$193,815	$370,686
Cash held in attorney trust	270,323	-
Prepaid expenses	-	21,506
Total current assets	464,138	392,192

Receivable	-	200,000
Property and equipment, net	-	6,177
Investment	-	86,209
Other assets	-	750

Total assets	$464,138	$685,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$470,870	$194,046
Accrued expenses	-	286,888
Total current liabilities	470,870	480,934

Long term contract obligations	-	150,000
Total liabilities	470,870	630,934

Stockholders' equity (deficit)
Successor common stock, $.001 par value; 100,000,000 shares authorized; 50,000,000
shares issued and outstanding at September 30, 2009	50,000	-
Predecessor common stock, $.001 par value; 100,000,000 shares authorized; 25,792,747
shares issued and outstanding at December 31, 2008	-	25,792
Additional paid-in capital	143,256	21,617,075
Receivable for stock issuance	(199,988)	-
Deficit accumulated during the development stage	-	(21,588,473)
Total stockholders' equity (deficit)	(6,732)	54,394

Total liabilities and stockholders' equity (deficit)	$464,138	$685,328

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,		Inception to
	2009	2008	2009	2008	September 30, 2009

Revenues	$-	$-	$-	$-	$320,966

Operating expenses:
General and administrative	256,348	147,103	660,795	1,358,718	13,902,846
Research and development	-	164,350	-	1,220,747	9,325,632
Total operating expenses	256,348	311,453	660,795	2,579,465	23,228,478

Operating loss	(256,348)	(311,453)	(660,795)	(2,579,465)	(22,907,512)

Other income (expense):
Loss from disposition of fixed assets	(3,120)	-	(3,120)	-	(3,120)
Interest income	-	3,786	229	32,264	497,748
Gain on sale of HepatAssist program, net			-	-	404,863
Loss on investment	-	-	(86,209)	-	(86,209)
Interest expense	-	-	-	-	(244,138)
Total other income (expense)	(3,120)	3,786	(89,100)	32,264	569,144

Loss before reorganization items, net	(259,468)	(307,667)	(749,895)	(2,547,201)	(22,338,368)

Reorganization items, net	147,885	-	(111,243)	-	(111,243)

Net loss	$(111,583)	$(307,667)	$(861,138)	$(2,547,201)	$(22,449,611)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.10)

Weighted-average shares:
Basic and diluted	26,892,442	25,792,747	25,249,003	25,712,950

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Predecessor	Predecessor	Predecessor
	For the nine months ended September 30,		Inception to
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(861,138)	$(2,547,201)	$(22,449,611)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	-	-	244,795
Depreciation and amortization	2,757	32,190	338,794
Patent rights impairment	-	-	91,694
Issuance of common stock, options and warrants for compensation	-	441,055	4,071,460
Issuance of warrants for patent acquistion	-	-	74,570
Settlement of accrued expense	-	-	54,401
Deferred compensation costs	-	-	319,553
Loss on disposition of fixed assets	3,120	2,207	8,157
Loss on disposition of investment	86,209	-	86,209
Gain on sale of HepatAssist program, net	-	-	(404,863)
Non-cash reorganization items, net	(226,103)	-	(226,103)
Changes in operating assets and liabilities:
Prepaid expenses	21,506	35,459	-
Deferred financing costs	-	16,757	-
Other assets	750	68,686	-
Accounts payable	322,927	(114,149)	516,971
Accrued expenses	(106,888)	(97,367)	86,498
Other liabilities	-	-	64,695
Contract obligations	(150,000)	(100,000)	-
Net cash used in operating activities	(906,860)	(2,262,363)	(17,122,780)

Cash flows from investing activities:
Additions of property and equipment	-	-	(149,467)
Proceeds from sale of fixed assets	300	4,175	4,476
Proceeds from sale of HepatAssist program	200,000	-	450,000
Purchase of short term investments	-	-	(21,866,787)
Maturities of short term investments	-	-	21,866,787
Net cash provided from investing activities	200,300	4,175	305,009

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	400,000
Proceeds from common stock option/warrant exercise	-	-	67,900
Net proceeds from issuance of common stock and warrants	800,012	-	16,597,092
Net proceeds from issuance of preferred stock	-	-	238,732
Payments on capital lease obligation, net	-	-	(21,815)
Net cash provided by financing activities	800,012	-	17,281,909
Net (decrease) increase in cash	93,452	(2,258,188)	464,138

Cash at beginning of period	370,686	2,735,944	-

Cash at end of period	$464,138	$477,756	$464,138

Supplemental disclosures of non-cash financing activity
Issuance of securities for obligation related to finder's fees	$-	$-	$47,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

								Deficit
								Accumulated
					Additional	Receivable		During the
	Preferred Stock		Common Stock		Paid-In	for Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuance	Costs	Stage	Total

Balance, August 23,
2000 (inception) restated	-	$-	-	$-	$-	$-	$-	$-	$-
for effect of reverse merger with Historical Autographs U.S.A. Inc.

Stock issuance
in exchange for cash			5,000,000	50	4,950				5,000

Net loss								(9,454)	(9,454)

Balance, December 31,
2000, as restated	-	-	5,000,000	50	4,950	-	-	(9,454)	(4,454)

Issuance of junior preferred stock
for cash of $250,000 and in
exchange for $400,000 in patent rights,
research and development costs,
and employee loanout costs less
issuance expenses
of $11,268, June 29, 2001	681,818	7			958,278		(343,553)		614,732

Issuance of common stock in exchange
for patent rights and deferred research
and development costs			362,669	4	547,284				547,288

Services receivable							(550,000)		(550,000)

Deferred employee
loan-out costs
receivable earned							82,888		82,888

Net loss								(237,574)	(237,574)

Balance, December 31, 2001	681,818	7	5,362,669	54	1,510,512	-	(810,665)	(247,028)	452,880

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

								Deficit
								Accumulated
					Additional	Receivable		During the
	Preferred Stock		Common Stock		Paid-In	for Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuance	Costs	Stage	Total

Amendment of December 31, 2001
agreement for the issuance of
common stock agreement in
exchange for research and
development services					(495,599)		550,000		54,401

Deferred employee loan out
costs receivable earned							171,776		171,776

Issuance of common
stock for compensation			70,000	1	10,499				10,500

Issuance of common stock for cash			999,111	9	149,857				149,866

Net loss								(494,780)	(494,780)

Balance, December 31, 2002	681,818	7	6,431,780	64	1,175,269	-	(88,889)	(741,808)	344,643

Issuance of common stock for cash
less issuance expense of $2,956			417,000	417	246,827				247,244

Issuance of common stock in private
placement for cash less
issuance expense of $519,230			4,000,000	4,000	3,476,770				3,480,770

Issuance of common stock
for convertible debenture less
issuance expense of $49,500			400,000	400	350,100				350,500

Shares issued in connection with
acquisition of Historical Autographs
U.S.A., Inc. on October 30, 2003			1,220,000	8,263	(8,263)				-

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

								Deficit
								Accumulated
					Additional	Receivable		During the
	Preferred Stock		Common Stock		Paid-In	for Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuance	Costs	Stage	Total

Value of warrants and beneficial
conversion feature of bridge loan					244,795				244,795

Deferred employee loan-out
costs receivable earned							88,889		88,889

Preferred Stock converted
to Common Stock	(681,818)	(7)	681,818	7					-

Net loss								(885,693)	(885,693)

Balance, December 31, 2003	-	-	13,150,598	13,151	5,485,498	-	-	(1,627,501)	3,871,148

Issuance of common stock options
and warrants for compensation					972,430				972,430

Exercise of common stock options			18,000	18	2,682				2,700

Issuance of securities for payable			47,499	47	47,451				47,498

Net loss								(3,327,827)	(3,327,827)

Balance, December 31, 2004	-	-	13,216,097	13,216	6,508,061	-	-	(4,955,328)	1,565,949

Issuance of common stock in private
placement for cash less issuance
expense of $384,312			2,991,812	2,992	6,224,601				6,227,593

Issuance of common stock options
and warrants for compensation					557,080				557,080

Exercise of common stock options			25,000	25	62,475				62,500

The accompanying notes are an integral part of these condensed financial statements.

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

								Deficit
								Accumulated
					Additional	Receivable		During the
	Preferred Stock		Common Stock		Paid-In	for Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuance	Costs	Stage	Total

Net loss								(3,823,903)	(3,823,903)

Balance, December 31, 2005	-	-	16,232,909	16,233	13,352,217	-	-	(8,779,231)	4,589,219

Issuance of common stock in private
placement for cash less issuance
expense of $95,013			1,227,272	1,227	1,253,760				1,254,987

Issuance of common stock options
and warrants for compensation					703,839				703,839

Stock warrant term extension			-		482,964				482,964

Warrant liability					(1,284,841)				(1,284,841)

Net loss								(4,461,904)	(4,461,904)

Balance, December 31, 2006	-	-	17,460,181	17,460	14,507,939	-	-	(13,241,135)	1,284,264

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

ARBIOS SYSTEMS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 23, 2000 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

								Deficit
								Accumulated
					Additional	Receivable		During the
	Preferred Stock		Common Stock		Paid-In	for Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuance	Costs	Stage	Total
Stock warrant term extension			-		59,025				59,025

Restricted stock based compensation expense			621,818	621	315,604				316,225

Issuance of warrants for patent acquistion					74,570				74,570

Net loss								(5,552,650)	(5,552,650)

Balance, December 31, 2007	-	-	25,578,461	25,578	21,159,276	-	-	(19,314,972)	1,869,882

Stock option based compensation expense					114,824				114,824

Stock warrant term extension					175,256				175,256

Restricted stock based compensation expense					107,933				107,933

Issuance of common stock for compensation			214,286	214	59,786				60,000

Net loss								(2,273,501)	(2,273,501)

Balance, December 31, 2008	-	-	25,792,747	25,792	21,617,075	-	-	(21,588,473)	54,394

Common stock shares surrendered by shareholder			(1,436,500)	(1,436)	1,436				-

Arbios Acquistion Partners capital contribution					1,000,000	(199,988)			800,012

Chapter 11 Plan of reorganization:
Cancellation of existing equity			(24,356,247)	(24,356)	24,356				-
Issuance of new common stock			50,000,000	50,000	(50,000)				-

Post reorganization fresh start accounting					(22,449,611)			22,449,611	-

Net loss								(861,138)	(861,138)

Balance, September 30, 2009	-	-	50,000,000	$50,000	$143,256	$(199,988)	$-	$-	$(6,732)

The accompanying notes are an integral part of these condensed financial statements.

Arbios Systems, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
Nine Months Ended September 30, 2009

(1) Basis of Presentation

Arbios Systems, Inc. is a Delaware corporation with its corporate office in Allendale, New Jersey.  To date, our goal was to seek to develop, manufacture and market liver assist therapies to meet the urgent need for medical treatment of liver failure.

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

 As a development stage company engaged solely in the development of new products, we did not generate revenues from our activities and, accordingly, we were solely dependent upon our ability to raise funding from investors to finance both our operating expenses and the cost of developing our technologies.  Due in part to the global economic crisis that commenced in 2008 and the dramatic decline in the availability of financing, particularly to development stage companies, we were unable to raise the capital we needed to finance our operational and developmental activities.  As a result, in order to preserve our remaining cash while seeking financing and while attempting to otherwise maximize the value of our assets, in mid-2008, we terminated all of our employees and suspended the majority of our operations.  Since then, our activities had been conducted by our interim Chief Executive Officer and our interim Chief Financial Officer, both of whom were engaged as part-time consultants.  We have not conducted any active operations since mid-2008, and our sole activity since that time has been to (i) seek sufficient capital to re-initiate our operations, (ii) find a strategic partner to co-develop our technologies with us, or (iii) sell our technologies and assets in a manner that will maximize shareholder value.  Consistent with this plan, in October 2008, we sold the HepatAssistTM Cell-Based Liver Support System to HepaLife Technologies, Inc. (“HepaLife”) for (a) $450,000 in cash, of which $250,000 was paid in October 2008 and the remaining $200,000 was deferred for up to 18 months from the date of sale, and (b) a warrant to purchase 750,000 shares of HepaLife common stock at an exercise price of $0.35 per share.  On April 22, 2009, HepaLife paid us the $200,000 deferred payment immediately, in return for the cancellation of the warrant to purchase 750,000 shares of HepaLife common stock that was part of the consideration in our sale of HepatAssistTM to HepaLife.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net operating loss of $861,138 for the nine months ended September 30, 2009 and an accumulated deficit of $22,449,611 before fresh start.  In addition, at September 30, 2009, the Company’s working capital is ($6,732).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Voluntary Chapter 11 Filing

     On January 9, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 09-10082 (the “Bankruptcy”).  We had operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court until September 21, 2009, the date our Plan of Reorganization became effective and a new Board of Directors and management were appointed.

Plan of Reorganization; Recapitalization of our Company

On April 3, 2009, the Company filed a motion to conditionally approve our Chapter 11 Plan of Reorganization as the disclosure statement (the motion to conditionally approve the disclosure statement and the Plan of Reorganization is herein referred to as the “Plan”).  On April 20, 2009, the Bankruptcy Court confirmed the use of the Plan of Reorganization as a disclosure statement.  Arbios Acquisition Partners had agreed to pay a total of $1 million to fund Arbios in consideration for 1) 90% of the new shares to be issued and 2) payments to class 1 creditors who would receive 90% of the amounts owed to them upon effectiveness of the Plan.

On September 21, 2009 (the “effective date”) Arbios Systems Inc.’s previously disclosed confirmed Chapter 11 Plan of Reorganization in Arbios’ Chapter 11 Bankruptcy filing in the United States Bankruptcy Court for the District of Delaware, Case No. 09-10082, became effective.  Pursuant to the terms of the Chapter 11 Plan, among other things, as of the effective date:

•
All of Arbios’ currently existing equity (including, but not limited to, all of its outstanding common and preferred shares of stock, warrants, and options) were canceled as of the effective date.  Since there were no material changes to the financial statements between the effective date and end of the third quarter, the Company has elected to use September 30, 2009 as the fresh start date referenced in footnote 2 below.

•
The company issued to Arbios Acquisition Partners, LLC an unrelated, privately held company, and its designees, who were the funders under the Chapter 11 Plan, an aggregate of 45 million new shares of common stock representing 90% of Arbios’ newly issued shares.

•
The company issued to the Company’s existing shareholders an aggregate of 5 million new shares of common stock equal to 10% of its newly issued shares pro rata, which replaces the canceled shares of common stock.  As a result, pursuant to the Chapter 11 Plan, 1 newly issued share of Arbios common stock replaced every 4.87 canceled shares of Arbios common stock held by Arbios shareholders as of September 21, 2009.

•	The officers and directors, as of the effective date of the Chapter 11 Plan, resigned and new officers and directors were elected.

In consideration for issuing the new shares to shareholders, Arbios Acquisition Partners and its designees paid the company $800,000 in cash.  Of the 45 million new shares of common stock issuable to Arbios Acquisition Partners and its designees, Arbios Acquisition Partners were issued 30 million shares as of the effective date of the Chapter 11 Plan, representing 60% of the issued and outstanding new shares of common stock for $533,333, and Arbios Acquisition Partners’ ten designees, none of which are affiliated with Arbios Acquisition Partners, were issued 15 million shares for $266,667 as of the effective date of the Chapter 11 Plan, which has been paid.

Arbios Acquisition Partners has advised the Company that the remaining $200,000 called for under the Chapter 11 Plan will be provided in the future on an as-needed basis on terms and conditions to be determined.

Arbios Acquisition Partners, LLC was founded by Thomas J. Fagan to fund Arbios in consideration for 90% of Arbios’ new common stock in connection with Arbios’ reorganization as provided in Arbios’ Chapter 11 Plan.  Mr. Fagan is the sole Manager of Arbios Acquisition Partners.  Energex Systems, Inc., a developer, manufacturer and marketer of patented medical technologies, currently owns approximately 85% of the membership interests of Arbios Acquisition Partners.  Thomas Fagan is the Chairman of the Board, President, Chief Executive Officer, a director and the principal stockholder of Energex Systems, Inc.

Arbios believes that the funds used by Arbios Acquisition Partners and its designees to purchase their respective new shares of common stock were raised by Arbios Acquisition Partners through the private sale of Arbios Acquisition Partners membership interests, and were personal funds of the designees, respectively.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q.  These unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been omitted pursuant to such SEC rules and regulations.  In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of operations for the periods presented.  These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.  Because of the Bankruptcy and the change in the Company’s ownership and management, the Company expects that its operating results will vary from its operating results before the Bankruptcy.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire 2009 fiscal year.

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

Pursuant to the settlement agreement between Arbios Systems, Inc. and Immunocept, LLC, the license agreement was terminated on June 22, 2009 and the Company agreed that Immunocept, LLC would receive a pre-petition claim of $350,000 (paid at 90%).  The Company has acknowledged that it owed $100,000 to Immunocept, LLC on January 1, 2009, as part of a milestone payment, along with an additional $150,000 payment due for the issuance of a new patent.  Arbios will also pay up to $100,000 to Immunocept as part of the settlement agreement for legal and administrative costs. Immunocept will have no rights to the pre-clinical, clinical data, or IDE for SEPET devices and the Company shall remain bound by confidentiality regarding the Immunocept, LLC patent portfolio.

2.  Fresh Start Consolidated Statement of Financial Position

On the Effective Date, we adopted fresh-start accounting in accordance with ASC 852 Reorganization,, formerly American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7.  This resulted in our becoming a new reporting entity on September 30, 2009, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses.  Accordingly, the Consolidated Financial Statements on or after September 30, 2009 are not comparable to the Consolidated Financial Statements prior to that date.

Fresh-start accounting reflects our value as determined in the confirmed Plan.  Under fresh-start accounting, our asset values are re-measured using fair value and are allocated in accordance with ASC 805 Business Combinations, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).   In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates.  Deferred taxes are determined in conformity with ASC 740, Income Taxes, formerly SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control.  Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized and actual results could vary materially.  In accordance with generally accepted accounting principles, the preliminary allocation of the enterprise value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on valuations becomes available.  We do not expect that adjustments to recorded fair values will be made  since our assets are comprised of cash balances and our liabilities are comprised of accounts payable that have been satisfied subsequent to September 30, 2009.

The adjustments set forth in the following Fresh Start Consolidated Statement of Financial Position in the columns captioned “Effect of Plan” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments, and the revaluation of our assets and liabilities to reflect their fair value under fresh-start accounting.  The adjustments resulted in a pre-tax net effect of discharge of claims and liabilities of $46,103 under the Plan.

ARBIOS SYSTEMS, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

    The effects of the Plan and fresh-start accounting on our Consolidated Balance Sheet at September 30, 2009 are as follows:

	Predecessor					Successor
	September 29, 2009	Effect of Plan		Revaluation of Assets and Liabilities		September 30, 2009
ASSETS
Current Assets:
Cash	$-	193,815	(b)			$193,815
Restricted cash	199,112	(199,112)	(b)
Cash held in attorney trust	-	270,323	(b)			270,323
Total Assets	$199,112					$464,138

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$391,818	79,052	(a,b)			$470,870
Deposit from Arbios Acquisition Partners LLC	199,112	(199,112)	(b)			-
Accrued expenses	180,000	(180,000)	(c)			-
Total Current Liabilities	770,930					470,870

Liabilities subject to compromise under
reorganization proceeding	461,029	(461,029)	(a)			-

Shareholders’ Equity (Deficit):
Successor common stock at $0.001 par value	-	50,000	(b)			50,000
Predecessor common stock at $0.001 par value	24,356	(24,356)	(c)			-
Additional contributed capital	21,618,511	974,356	(b)	(22,449,611)	(c)	143,256
Receivable for stock issuance	-	(199,988)	(b)			(199,988)
Accumulated deficit	(22,675,714)	226,103	(a,b)	22,449,611	(c)	-
Total Shareholders’ Equity (Deficit)	(1,032,847)					(6,732)
Total Liabilities and Shareholders’ Equity (Deficit)	$199,112					$464,138

(a)	To record the discharge and payment of liabilities subject to compromise.

(b)
The company issued to Arbios Acquisition Partners, LLC an unrelated, privately held company, and its designees, who were the funders under the Chapter 11 Plan, an aggregate of 45 million new shares of common stock representing 90% of Arbios’ newly issued shares for $800,012 in cash.  An additional $199,988 is due per the Plan of Reorganization; the timing and nature of this infusion to be determined on as needed basis.  The company issued to the Company’s existing shareholders an aggregate of 5 million new shares of common stock equal to 10% of its newly issued shares pro rata, which replaces the canceled shares of common stock.  As a result, pursuant to the Chapter 11 Plan, 1 newly issued share of Arbios common stock replaced every 4.87 canceled shares of Arbios common stock held by Arbios shareholders as of September 21, 2009.

(c)
To record cancellation of Predecessor common stock, close out of remaining equity balances of Predecessor in accordance with fresh-start accounting.   The cancellation of all common stock, options and warrants in conjunction with the Chapter 11 Plan of Reorganization confirmed on September 21, 2009 resulted in the reversal of an accrued liquidated damages liability of $180,000.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 Case.  The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 Case.  The following table summarizes the components of liabilities subject to compromise included in our balance sheet as of September 29, 2009:

Predecessor
September 29, 2009
Pre-petition accounts payable	$111,029
Debt owed to Immunocept, LLC	350,000
Total Liabilities Subject to Compromise	$461,029

Reorganization Items, net

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that we realized or incurred due to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.

 Reorganization items consisted of the following items:
	Predecessor
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Discharge of claims and liabilities (a)	$(46,103)	$(46,103)
Professional fees (b)	78,218	337,346
Change in liquidated damages liability(c)	(180,000)	(180,000)
Total Reorganization Items, net	$(147,885)	$111,243

Cash effect of reorganization items:
Professional fees	$78,218	$337,346

(a)
The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings which represent a 10% reduction in our outstanding accounts payable and liabilities at the time of our Chapter 11 filing.

(b)	Professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.
(c)
The cancellation of all common stock, options and warrants in conjunction with the Chapter 11 Plan of Reorganization confirmed on September 21, 2009 resulted in the reversal of an accrued liquidated damages liability of $180,000.

(3) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105,  Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (the "Codification" or “ASC”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-Q for the quarter ended September 30, 2009.   The adoption did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis.  There was no impact on the Company’s  financial results as this relates only to additional disclosures.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes accounting principles and requirements for subsequent events. Specifically, ASC 855 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 requires entities to recognize in the financial statement, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. The Company adopted ASC 855, effective June 30, 2009.

As of June 30, 2009 the Company implemented FASB ASC 825-10-65-1, “Financial Instruments”. ASC 825-10-65-1 provides disclosure about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods after June 15, 2009. In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall,” for the fair value of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are Level fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value liabilities required by GAAP. The Company is currently assessing the impact of the adoption of ASU 2009-05.

 (4) Stock-Based Compensation:

During the three months ended September 30, 2009 and 2008, the Company recognized equity based compensation expense for stock options of $0 and $22,000, respectively, which was recognized in the Statement of Operations. During the nine months ended September 30, 2009 and 2008, the Company recognized equity based compensation expense for stock options of $0 and $98,000, respectively, which was recognized in the Statement of Operations in general and administrative expenses. As of September 30, 2009, there was no unrecognized compensation costs related to non-vested awards.  The Plan of Reorganization confirmed on September 21, 2009 cancels all outstanding options on the date of confirmation.

(5) Subsequent Event

None.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, such as those pertaining to the Chapter 11 bankruptcy proceeding. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, including those risks set forth under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2008 and other filings we make with the Securities and Exchange Commission could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of product development, ability to obtain regulatory approvals in the United States and other countries, and competition.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

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

On March 9, 2009, we entered into a Term Sheet with Arbios Acquisition Partners (“Acquisition Partners”) pursuant to which Acquisition Partners agreed to invest $1,000,000 for the purchase of 90% of our common stock.  The Bankruptcy Court confirmed the Plan on June 22, 2009.   Through September 15, 2009, Acquisition Partners had paid us $400,000 in installments (a portion of which was held in an escrow account).  Another $400,000 payment was then received, thereby permitting the transaction to be consummated (Acquisition Partners will provide the final $200,000 following the Effective Date, on an as needed basis on terms and conditions to be determined).  The Plan of Reorganization to approve that transaction has been submitted to our creditors and stockholders and approved according to the Plan of Reorganization.  On September 21, 2009, the Plan of Reorganization became Effective and the Company may emerge from Chapter 11 when the new stock is issued to the shareholders per the provisions of the Plan of Reorganization.

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

As part of the Plan of Reorganization, all of our former officers and directors have resigned upon the Plan becoming effective and new officers and directors have been appointed upon the Plan of Reorganization becoming effective on September 21, 2009.

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

Development Stage Enterprise

We are a development stage enterprise as defined by the ASC 915 Development Stage Entities, formerly, Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 7, "Accounting and Reporting by Development Stage Enterprises."  All losses accumulated since our inception have been considered part of our development stage activities.

Cash

Cash consists of a checking account and cash held in an attorney trust account.

Stock-Based Compensation

Commencing January 1, 2006, we adopted ASC 718, formerly SFAS No. 123R, “Share Based Payment”, or SFAS 123R, which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued ASC 740, formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business we are subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that we file with. The adoption of ASC 740 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of or for the period ended  September 30, 2009.

Results of Operations

Since we have been involved in developing our product candidates and do not have any products available for sale, we have not yet generated any revenue from sales.  Inception to date revenue represents revenue recognized from an SBIR government grant.

General and administrative expenses of approximately $256,000 and $147,000 were incurred for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses for the three months ended September 30, 2009 increased by approximately $109,000 from the prior year’s level.  The increase is primarily attributed to a $178,000 increase in insurance costs resulting from director and officer insurance coverage for the former officers and directors.  This increase is offset in part by an overall decline in virtually all expense categories as a result of curtailed operations due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.  General and administrative expenses of approximately $661,000 and $1,359,000 were incurred for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses for the nine months ended September 30, 2009 decreased by approximately $698,000 over the prior year level. The decrease is primarily attributed to a $316,000 decrease in non cash option and warrant charges due to a decline in the number of stock options granted and a non recurring 2008 charge incurred for warrant extensions, a $95,000 decline in payroll costs due to staff reductions and a $167,000 decrease in legal and consulting fees from the curtailment of patent work and a decline in contract negotiating costs in 2009.  In addition, there also was an overall decline in virtually all expense categories as a result of curtailed operations due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.   The decrease is offset in part by an increase in insurance costs resulting from director and officer insurance coverage for the former officers and directors.

Research and development expenses of approximately $0 and $164,000 were incurred for the three months ended September 30, 2009 and 2008, respectively.  The research and development expenses for the three months ended September 30, 2009 decreased by approximately $164,000 over the comparable prior year level. Research and development expenses of approximately $0 and $1,221,000 were incurred for the nine months ended September 30, 2009 and 2008, respectively.  The research and development expenses for the nine months ended September 30, 2009 decreased by approximately $1,221,000 over the comparable prior year level.  The decline in research and development expenses for the three and nine months ended September 30, 2009 is due to the curtailment of all research and development activities in the fourth quarter of 2008 due to a lack of capital resources and our voluntary Chapter 11 bankruptcy filing on January 9, 2009.

Reorganization items consist of legal expenses, reversal of an accrued liquidated damages liability and debt discharge.  Legal expenses for the three and nine months ended September 30, 2009 were approximately $78,000 and $337,000, respectively, and consist primarily of legal fees incurred in the Bankruptcy proceedings.

The cancellation of all common stock, options and warrants in conjunction with the Chapter 11 Plan of Reorganization confirmed on September 21, 2009 resulted in the reversal of an accrued liquidated damages liability of $180,000.

Forgiveness of debt of approximately $46,000 represents the discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings which represent a 10% reduction in our outstanding accounts payable and liabilities at the time of our Chapter 11 filing.

Loss on investment for the nine months ended September 30, 2009 resulted from the surrender and cancellation of the HepaLife warrant in exchange for an acceleration and prepayment of a $200,000 receivable payment due from HepaLife.

Interest income of approximately $0 and $3,800 was earned for the three months ended September 30, 2009 and 2008, respectively.  Interest income of approximately $200 and $32,300 was earned for the nine months ended September 30, 2009 and 2008, respectively.  The change in interest income primarily reflects lower cash and cash equivalent balances in 2009 from prior year levels and a decline in interest rates earned on our cash account.

Our net loss was approximately $112,000 and $308,000 for the three months ended September 30, 2009 and 2008, respectively. Our net loss was approximately $861,000 and $2,547,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net loss for the three and nine month periods ended September 30, 2009 compared to the comparable period in 2008 is due to the curtailment of operating and research and development activities due to the lack of capital resources.

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

As of September 30, 2009, we had cash of approximately $194,000, cash held in attorney trust of approximately $270,000 and current liabilities of approximately $471,000.  Prior to our Bankruptcy filing, we funded our operations primarily from the sale of equity securities and, to a lesser extent, from SBIR grants.  Since our Bankruptcy commenced, we have funded our operating expenses and bankruptcy costs through our remaining cash resources and the $450,000 we received in October 2008 and April 2009 from the sale of certain assets related to HepatAssist™.  In addition, we have also received a total of approximately $800,000 in cash deposits from Acquisition Partners.  The foregoing funds constituted our sole source of liquidity.  Arbios Acquisition Partners has advised the Company that the remaining $200,000 called for under the Chapter 11 Plan will be provided in the future on an as-needed basis on terms and conditions to be determined.

As a development stage company, we do not have any bank credit lines or any other sources of capital.  All of our operations have been terminated.  As part of our Bankruptcy plan of reorganization, we agreed to sell 90% of our common stock to Acquisition Partners in exchange for a total of $1,000,000 of consideration ($800,000 in cash for the plan to become effective and $200,000 after the Effective date to fund operations, as needed).  However, any funds that we will have on hand following the Bankruptcy will not be sufficient to continue the development of our product candidates.  Accordingly, the new officers and directors may elect to continue to develop our liver technologies and will have to obtain additional funding to support these efforts.

Our license agreement with Immunocept, LLC has been terminated as part of the bankruptcy proceeding.  As part of the termination of this license, we have paid Immunocept $315,000 as a general unsecured claim and have satisfied this obligation.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

 On January 9, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 09-10082 (the “Bankruptcy”).  Other than the legal proceedings before the Bankruptcy Court related to our Plan of Reorganization, we are not engaged in any other legal proceedings.  On September 21, 2009 the Plan of Reorganization became effective and the Company may emerge from Chapter 11 once the new stock is issued to the shareholders per the terms of the Plan of Reorganization.

ITEM 1A.  Risk Factors.

Information regarding risk factors appears under “Factors That May Affect our Business And Our Future Results and Market Price of Our Stock,” included in Item 6 “Management’s Discussion and Analysis of Plan of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.    Defaults Upon Senior Securities.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.     Other Information.

The Company’s common stock was delisted from the OTC bulletin board in September 2009 due to filing issues related to the emergence from Chapter 11 bankruptcy.  The management is in the process of relisting the stock on the OTC bulletin board.

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

ARBIOS SYSTEMS, INC.

DATE: November 18, 2009	By:	/S/ THOMAS J. FAGAN
Thomas J. Fagan
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial Officer)